Form 10QSB
period 1995-03-31
TIGERA GROUP INC
filed 1995-04-28
CIK 714399

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1995

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the period from            to
                                      ----------    ----------

                         Commission File Number 0-12113

                               TIGERA GROUP, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                        94-2691724
- ------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

 730 FIFTH AVENUE, 9TH FLOOR, NEW YORK, NY                      10019-4105
- ----------------------------------------------                --------------
 (Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code:      212-333-8664
                                                             --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No       .
    ------      ------

Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 1995: 21,286,301.

                               TIGERA GROUP, INC.

                                TABLE OF CONTENTS

                                                                               Page
PART I.  Financial Information                                                Number
         ---------------------                                                ------
         Item 1.     Financial Statements

                         Condensed Consolidated Financial
                         Statements                                             3

                         Condensed Consolidated Balance Sheet --
                         March 31, 1995                                         4

                         Condensed Consolidated Statements of
                         Operations -- For the Three Months
                         Ended March 31, 1995 and 1994                          5

                         Condensed Consolidated Statements of
                         Cash Flows -- For the Three Months
                         Ended March 31, 1995 and 1994                          6

                         Notes to Condensed Consolidated Financial
                         Statements                                             7-8

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations              9-10

PART II. Other Information
         -----------------

         Item 1.     Legal Proceedings                                          11

         Item 2.     Exhibits and Reports on Form 8-K                           11


SIGNATURE                                                                       12

PART I.  Financial Information

         Item 1.    Tigera Group, Inc.  --  Financial Statements

                    Condensed Consolidated Financial Statements
                                   (Unaudited)

                    The Condensed Consolidated Financial Statements included herein have been prepared by Tigera Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.

                    It is suggested that these Condensed Consolidated
Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1994, included in the Tigera Group, Inc. Form 10-KSB Annual Report to the Securities and Exchange Commission.

                    The results of operations for the three months ended
March 31, 1995 are not necessarily indicative of results to be expected for the entire year ending December 31, 1995.

                    See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                        TIGERA GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 1995

                  ASSETS
Cash, Cash Equivalents and Treasury Bills                          $ 11,195,000

Other Assets, including restricted cash of $1,000,000                 1,049,000
                                                                   ------------
    Total Assets                                                   $ 12,244,000
                                                                   ============
                   LIABILITIES AND
                STOCKHOLDERS' EQUITY

Accounts Payable and Accrued Liabilities                           $     82,000
                                                                   ------------
    Total Liabilities                                                    82,000
                                                                   ------------

Commitments & Contingencies

Stockholders' Equity:
    Preferred Stock - par value $.01 per share;
         authorized 10,000,000 shares, none issued
    Series B Common Stock - par value $.01 per share;
         authorized 750,000 shares, none issued
    Common Stock - par value $.01 per share;
         authorized 40,000,000 shares, outstanding
         21,286,301 shares, net of 826,405 shares
         held in treasury                                               213,000

    Additional Paid-in Capital                                      108,742,000

    Accumulated Deficit                                             (96,793,000)
                                                                   ------------

Total Stockholders' Equity                                           12,162,000
                                                                   ------------

    Total Liabilities and Stockholders' Equity                     $ 12,244,000
                                                                   ============


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                        TIGERA GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                     1995                1994
                                                   -----------      -----------
Lease Revenue                                      $      --        $   190,000
Depreciation of Revenue-Earning Vehicles                  --           (123,000)
                                                   -----------      -----------
Gross Profit                                              --             67,000

Operating Expenses:
    General and Administrative                         217,000          217,000
                                                   -----------      -----------

Operating Loss                                        (217,000)        (150,000)

Other Income:
    Interest Income                                    171,000           89,000
                                                   -----------      -----------

Net Loss                                           $   (46,000)     $   (61,000)
                                                   ===========      ===========

Net Loss Per Share                                        --               --
                                                   ===========      ===========


Weighted Average Number of Common
    Shares Outstanding                              21,286,301       21,286,301
                                                   ===========      ===========




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                        TIGERA GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ----------------------------
                                                           1995             1994
                                                       ------------    ------------
Cash Flows from Operating Activities:
    Net Loss                                           $    (46,000)   $    (61,000)
    Adjustments to Reconcile Net Loss to Net
    Cash Provided by/(Used in) Operating Activities:
         Depreciation of Revenue-Earning Vehicles              --           123,000
    Change in Assets and Liabilities:
         (Increase)/Decrease in Other Assets                 82,000         (21,000)
         Increase/(Decrease) in Accounts Payable and
             Accrued Liabilities                            (69,000)         23,000
                                                       ------------    ------------
    Net Cash Provided by/(Used in)
         Operating Activities                               (33,000)         64,000
                                                       ------------    ------------

    Net Increase/(Decrease) in Cash,
         Cash Equivalents and Treasury Bills                (33,000)         64,000

    Cash, Cash Equivalents and Treasury Bills at
         Beginning of Period                             11,228,000       9,753,000
                                                       ------------    ------------

    Cash, Cash Equivalents and Treasury Bills at
         End of Period                                 $ 11,195,000    $  9,817,000
                                                       ============    ============


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                        TIGERA GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1995

Note 1 -     Condensed Consolidated Financial Statements:

             The Condensed Consolidated Financial Statements included herein have been prepared by Tigera Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.

             It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1994, included in the Tigera Group, Inc. Form 10-KSB Annual Report to the Securities and Exchange Commission.

Note 2 -     Net Loss per Share:

             Net loss per share is based on the weighted average number of common shares outstanding during each period. Common share equivalents (common stock options and warrants) have not been included in the calculation because the effect would decrease the loss per share.

Note 3 -     Income Taxes:

             The Company files a consolidated federal income tax return. The Company recognizes certain expenses for income tax purposes in years different from those in which they are provided for in financial reporting.

             As of December 31, 1994, the Company has net operating loss carryforwards of approximately $91,000,000 and $89,000,000 for financial reporting and tax purposes, respectively, which are available to offset future taxable income expiring from 1995 through 2009. The Company also has available investment and research and development credits of approximately $2,000,000 expiring in 1995 through 2000. The ability of the Company to utilize these carryforwards in future years may be limited, or even eliminated.

             Specifically, the Internal Revenue Code of 1986, as amended (the "Code"), imposes substantial limitations under certain circumstances on the use of net operating loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" can result from issuances of equity securities by the Company, purchases of the Company's securities by the Company, purchases of the Company's securities in the secondary market by existing or new stockholders or a combination of the foregoing. The Company's desire to issue new equity securities could be limited in order to prevent such an "ownership change" from occurring. Alternatively, certain shareholders could occasion an ownership change if they substantially increased their ownership of the Company's Common Stock.

             As of December 31, 1994, the deferred tax assets related to the net operating loss carryforwards and investment and research and development credit carryforwards totaling approximately $36,000,000 have been fully offset by valuation allowances, since the utilization of such amounts is uncertain.

Note 4 -     Security Ownership of Company's Common Stock:

             On January 23, 1995, Beverly Hills Bancorp ("BHB") accepted an offer from Forschner Enterprises, Inc. ("Forschner") to purchase from BHB 295,000 shares of the Company's Common Stock and all of BHB's holding of the capital stock of TGI Acquisition Corp., a corporation wholly owned by BHB, which, in turn, owns 4,445,000 shares of the Company's Common Stock, for a total purchase of 4,740,000 shares of the Company's Common Stock. The transaction is subject to the approval of the sale and a plan of liquidation and dissolution by BHB's shareholders at a meeting to be held on June 1, 1995. If the transaction is completed, Forschner will then own directly and indirectly a total of 6,310,778 shares of the Company's Common Stock, or 29.6% of the shares outstanding.

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                          March 31, 1995

                          Results of Operations

                          The principal activity of Tigera Group, Inc. (the
"Company" or the "Registrant"), formerly named Fortune Systems Corporation, consists of seeking and evaluating candidates for acquisition. The Company has established strategic and financial criteria and has engaged in the identification of a number of candidates. The major consideration is that the candidate for acquisition be in the position of availing itself of the Company's tax loss carryforwards. Therefore, its profitability, both present and future, is a priority consideration in evaluating potential acquisitions. The Company identifies potential acquisition candidates through communications with investment banking and brokerage firms, newspaper advertisements and responses to classified advertisements. Other criteria include positive cash flow, a competent management team, strong product and market position and good growth potential. Although helpful to the acquisition process, the Company's criteria are not intended to be definitive, but rather reflect priorities and objectives. The Company competes for acquisitions against domestic and international companies, financial groups and other entities, many of which may have greater financial resources and borrowing capacity than the Company. The Company continues to review potential acquisitions, but none have been deemed acceptable. While there can be no assurances as to the timing of any particular acquisition, the Company's goal is to consummate an acquisition as soon as possible.

                          In 1994, the Company sold its remaining ownership
interest in certain leased trucks to Lend Lease Trucks, Inc. ("Lend Lease"), simultaneously with Lend Lease's sale of its operating assets and contracts to Ryder System Inc. As a result of this transaction, the Company recognized a loss of approximately $194,000, in addition to the allowance of $530,000 recorded as of December 31, 1993, and had no lease revenue, depreciation of revenue-earning vehicles or gross profit during the three months ended March 31, 1995.

                          General and administrative expenses, including
expenses relating to the Company's search for acquisition candidates, day-to-day operational costs and professional fees, were $217,000 for the three months ended March 31, 1995 and 1994. During 1995, the Company incurred increased legal expenses relating to a lawsuit regarding the scheduling of the Annual Meeting of Shareholders which was offset by reduced expenses relating to the move of the Company's headquarters to a less expensive location and the elimination of the office secretary.

                          Interest income increased to $171,000 for the three
months ended March 31, 1995, from $89,000 for the three months ended March 31, 1994. The increase is attributable to higher average cash and cash-equivalent balances as a result of the Company's revenue from and sale of revenue-earning equipment and an increase in interest rates.

                          If the Company is unable to acquire control of an
operating business or businesses, it may be required to register as an investment company under the Investment Company Act of 1940, as amended ("Act"). The Company is unable to predict what effect registration under such Act would have, but it believes that its ability to pursue its current business plan could be adversely affected as a result. The most significant difference with respect to financial statement presentation and disclosure requirements for companies registered under the Act would require the investments held by the Company to be adjusted to market value at the balance sheet date. Given the nature of the investments held by the Company, the Company believes that the financial statement reporting and disclosure requirements would not be materially different from those presented herein.

                          As of December 31, 1994, the Company has net operating
loss carryforwards of approximately $91,000,000 and $89,000,000 for financial reporting and tax purposes, respectively, which are available to offset future taxable income expiring from 1995 through 2009. The Company also has available investment and research and development credits of approximately $2,000,000 expiring in 1995 through 2000. The ability of the Company to utilize these carryforwards in future years may be limited, or even eliminated.

                          Specifically, the Internal Revenue Code of 1986, as
amended (the "Code"), imposes substantial limitations under certain circumstances on the use of net operating loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" can result from issuances of equity securities by the Company, purchases of the Company's securities by the Company, purchases of the Company's securities in the secondary market by existing or new stockholders or a combination of the foregoing. The Company's desire to issue new equity securities could be limited in order to prevent such an "ownership change" from occurring. Alternatively, certain shareholders could occasion an ownership change if they substantially increased their ownership of the Company's Common Stock.

                          Liquidity and Capital Resources

                          Cash and cash equivalent balances decreased to
$11,195,000 as of March 31, 1995, including United States Treasury Bills of $10,986,000, compared with $11,228,000 as of December 31, 1994, including United States Treasury Bills of $11,014,000. The decrease is primarily attributable to the payment of general and administrative expenses.

                          As of March 31, 1995, the Company's principal source
of funds consisted of $11,195,000 in cash and cash equivalents, including United States Treasury Bills of $10,986,000. Near-term capital requirements for operating expenses and payment of liabilities are expected to be financed through cash flow from interest income and existing cash balances. The Company may finance future acquisitions from a number of sources, including but not limited to existing cash balances, bank debt, the use of promissory notes and the issuance of additional debt or equity.

PART II.       Other Information

               Item 1.    Legal Proceedings

                          Reference is made to Notes 6 and 7 in the Notes to
Consolidated Financial Statements for the year ended December 31, 1994, included in the Tigera Group, Inc. Form 10-KSB Annual Report to the Securities and Exchange Commission.

               Item 2.    Exhibits and Reports on Form 8-K

                          (a)    Exhibits  -  None.

                          (b) Reports on Form 8-K: No reports were filed on Form 8-K during the three months ended March 31, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TIGERA GROUP, INC.
                                  (Registrant)

                                  By: /s/ Robert E. Kelly
                                      ----------------------------------
                                      Robert E. Kelly
                                      Senior Vice President
                                      Chief Financial Officer and
                                      Principal Accounting Officer



Dated:   April 27, 1995

                                EXHIBIT INDEX




Exhibit No.                     Description                       Page No.
- ----------                      -----------                       -------
Ex-27                           Financial Data Schedule