Form 10QSB
period 1995-06-30
TIGERA GROUP INC
filed 1995-08-04
CIK 714399

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 1995

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the period from __________ to __________

                         Commission File Number 0-12113
                         ------------------------------

                               TIGERA GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        94-2691724
- ------------------------                 --------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

730 FIFTH AVENUE, 9TH FLOOR, NEW YORK, NY               10019-4105
- -----------------------------------------               -----------
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
                                       ---    ---

Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1995: 21,286,301.

                               TIGERA GROUP, INC.

                                TABLE OF CONTENTS

                                                                        Page
PART I.  Financial Information                                         Number
         ---------------------                                         ------

         Item 1.  Financial Statements

                       Condensed Consolidated Financial
                       Statements                                       3

                       Condensed Consolidated Balance Sheet --
                       June 30, 1995                                    4

                       Condensed Consolidated Statements of
                       Operations -- For the Three Months
                       Ended June 30, 1995 and 1994                     5

                       Condensed Consolidated Statements of
                       Operations -- For the Six Months
                       Ended June 30, 1995 and 1994                     6

                       Condensed Consolidated Statements of
                       Cash Flows -- For the Six Months
                       Ended June 30, 1995 and 1994                     7

                       Notes to Condensed Consolidated Financial
                       Statements                                       8-10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         11-13

PART II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                     14

         Item 2.  Exhibits and Reports on Form 8-K                      14


SIGNATURE                                                               15

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

                   The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results to be expected for the entire year ending December 31, 1995.

                   See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                       TIGERA GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 1995

                      ASSETS

Cash, Cash Equivalents and Treasury Bills                      $  11,179,000

Other Assets, including restricted cash of $1,000,000              1,019,000
                                                               -------------

     Total Assets                                              $  12,198,000
                                                               =============


                  LIABILITIES AND
                STOCKHOLDERS' EQUITY

Accounts Payable and Accrued Liabilities                       $      89,000
                                                               -------------
     Total Liabilities                                                89,000
                                                               -------------

Commitments & Contingencies

Stockholders' Equity:
     Preferred Stock - par value $.01 per share;
         authorized 10,000,000 shares, none issued
     Series B Common Stock - par value $.01 per share;
         authorized 750,000 shares, none issued
     Common Stock - par value $.01 per share;
         authorized 40,000,000 shares, outstanding
         21,286,301 shares, net of 826,405 shares
         held in treasury                                            213,000

     Additional Paid-in Capital                                  108,742,000

     Accumulated Deficit                                         (96,846,000)
                                                               -------------

Total Stockholders' Equity                                        12,109,000
                                                               -------------

     Total Liabilities and Stockholders' Equity                $  12,198,000
                                                               =============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                        TIGERA GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                             JUNE 30,
                                                   ---------------------------
                                                       1995            1994
                                                   -----------     -----------
Operating Expenses:
     General and Administrative                    $  (236,000)    $  (193,000)
     Loss on Disposition of Revenue-Earning
         Vehicles                                      ---            (194,000)
                                                   -----------     -----------

Operating Loss                                        (236,000)       (387,000)

Other Income:
     Interest Income                                   183,000         108,000
                                                   -----------     -----------

Net Loss                                           $   (53,000)    $  (279,000)
                                                   ===========     ===========

Net Loss Per Share                                     ---             $(.01)
                                                   ===========     ===========

Weighted Average Number of Common
     Shares Outstanding                             21,286,301      21,286,301
                                                   ===========     ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                        TIGERA GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE SIX MONTHS ENDED
                                                            JUNE 30,
                                                  ---------------------------
                                                      1995            1994
                                                  -----------     -----------
Lease Revenue                                     $   ---         $   190,000
Depreciation of Revenue-Earning Vehicles              ---            (123,000)
                                                  -----------     -----------
Gross Profit                                          ---              67,000

Operating Expenses:
     General and Administrative                      (453,000)       (410,000)
     Loss on Disposition of Revenue-Earning
         Vehicles                                     ---            (194,000)
                                                  -----------     -----------

Operating Loss                                       (453,000)       (537,000)

Other Income:
     Interest Income                                  354,000         197,000
                                                  -----------     -----------

Net Loss                                          $   (99,000)    $  (340,000)
                                                  ===========     ===========

Net Loss Per Share                                    ---             $(.02)
                                                  ===========     ===========


Weighted Average Number of Common
     Shares Outstanding                            21,286,301      21,286,301
                                                  ===========     ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                        TIGERA GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,
                                                         ---------------------------
                                                             1995            1994
                                                         -----------     -----------
Cash Flows from Operating Activities:
   Net Loss                                              $   (99,000)    $  (340,000)
   Adjustments to Reconcile Net Loss to Net
     Cash Used in Operating Activities:
      Depreciation of Revenue-Earning Vehicles               ---             123,000
      Loss on Disposition of Revenue-Earning Vehicles        ---             194,000
   Change in Assets and Liabilities:
      (Increase)/Decrease in Other Assets                    112,000         (60,000)
      Increase/(Decrease) in Accounts Payable and
           Accrued Liabilities                               (62,000)          4,000
                                                         -----------     -----------

   Net Cash Used in Operating Activities                     (49,000)        (79,000)
                                                         -----------     -----------

   Cash Flows from Investing Activities:
      Sales of Revenue-Earning Vehicles                      ---           1,600,000
                                                         -----------     -----------

   Net Cash Provided by Investing Activities                 ---           1,600,000
                                                         -----------     -----------

   Net Increase/(Decrease) in Cash,
      Cash Equivalents and Treasury Bills                    (49,000)      1,521,000

   Cash, Cash Equivalents and Treasury Bills at
      Beginning of Period                                 11,228,000       9,753,000
                                                         -----------     -----------

   Cash, Cash Equivalents and Treasury Bills at
      End of Period                                      $11,179,000     $11,274,000
                                                         ===========     ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                        TIGERA GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1995

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

Note 4 - Investment in Revenue-Earning Vehicles:

         During the three months ended June 30, 1994, the Company sold its remaining ownership in certain leased trucks to Lend Lease Trucks, Inc. ("Lend Lease"), simultaneously with Lend Lease's sale of its operating assets and contracts to Ryder System Inc. As a result of this transaction, the Company recognized a loss of approximately $194,000, in addition to the allowance of $530,000 recorded as of December 31, 1993.

Note 5 - Derivative Lawsuit:

         On December 3, 1991, Civil Action No. 12374, Smith vs. Gilinski, et al, was filed in the Court of Chancery of the State of Delaware by a stockholder as a derivative action against eleven former officers and directors of the Company and the Company as a nominal defendant. The complaint asserts several claims, among them, that certain individual defendants caused the Company to be in violation of the Investment Company Act of 1940, made equity and debt investments without adequate investigation, wasted corporate assets, usurped a corporate opportunity by failing to provide to the Company the opportunity to purchase the Company's stock from a shareholder and breached their fiduciary duties by entering into a truck leasing joint venture with Lend Lease. The plaintiff has requested, against each defendant, damages in favor of the Company in an unspecified amount as a result of their breaches of fiduciary duties and waste of corporate assets. The Company believes that it has meritorious defenses and although the Company cannot predict how the litigation will be resolved, it is the Company's opinion that the litigation will not have a material adverse effect on its financial condition or results of operations.

         The Company and the defendants have filed motions to dismiss and briefs in support of their motions, and the plaintiff has filed responses thereto. No discovery has occurred in this action.

         On June 27, 1995, plaintiff presented a settlement demand for $1,100,000. The outside insurance carrier for the named officers and directors has not responded to this demand.

Note 6 - Subsequent Event:

         Beverly Hills Bancorp ("BHBA") and Albert M. Zlotnick, Chairman of the Board of the Company, own 22.5% and 12.1%, respectively, of the Company's common stock. Mr. Zlotnick, as BHBA's principal shareholder, has the power to vote BHBA's shares of the Company's common stock.

         On July 10, 1995, BHBA and Albert M. Zlotnick reached an agreement with A-Mark Financial Corporation ("A-Mark") under which A-Mark will acquire all the issued and outstanding shares of BHBA. Upon the completion of the acquisition by A-Mark, the BHBA directors who are also directors of the Company, six in number, will resign and be replaced by nominees of A-Mark. Mr. Zlotnick has agreed to vote with BHBA for three years the shares of the Company's common stock that he owns.

         A-Mark is a privately held Santa Monica-based company which, through its wholly owned subsidiaries, is primarily engaged in the businesses of wholesaling, brokering, marketing, auctioning and financing precious metals, rare coins, stamps, manuscripts and other collectibles.

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations
               June 30, 1995

               General

               The principal activity of Tigera Group, Inc. (the "Company" or the "Registrant"), formerly named Fortune Systems Corporation, consists of seeking and evaluating candidates for acquisition. The Company has established strategic and financial criteria. The major consideration is that the candidate for acquisition be in the position of availing itself of the Company's tax loss carryforwards. Therefore, its profitability, both present and future, is a priority consideration in evaluating potential acquisitions. The Company identifies potential acquisition candidates through communications with investment banking and brokerage firms, newspaper advertisements and responses to classified advertisements. Other criteria include positive cash flow, a competent management team, strong product and market position and good growth potential. Although helpful to the acquisition process, the Company's criteria are not intended to be definitive, but rather reflect priorities and objectives. The Company competes for acquisitions against domestic and international companies, financial groups and other entities, many of which may have greater financial resources and borrowing capacity than the Company. The Company continues to review potential acquisitions, but none have been deemed acceptable. While there can be no assurances as to the timing of any particular acquisition, the Company's goal is to consummate an acquisition as soon as possible.

               Beverly Hills Bancorp ("BHBA") and Albert M. Zlotnick, Chairman of the Board of the Company, own 22.5% and 12.1%, respectively, of the Company's common stock. Mr. Zlotnick, as BHBA's principal shareholder, has the power to vote BHBA's shares of the Company's common stock.

               On July 10, 1995, BHBA and Albert M. Zlotnick reached an agreement with A-Mark Financial Corporation ("A-Mark") under which A-Mark will acquire all the issued and outstanding shares of BHBA. Upon the completion of the acquisition by A-Mark, the BHBA directors who are also directors of the Company, six in number, will resign and be replaced by nominees of A-Mark. Mr. Zlotnick has agreed to vote with BHBA for three years the shares of the Company's common stock that he owns.

               A-Mark is a privately held Santa Monica-based company which, through its wholly owned subsidiaries, is primarily engaged in the businesses of wholesaling, brokering, marketing, auctioning and financing precious metals, rare coins, stamps, manuscripts and other collectibles.

               Results of Operations

               In 1994, the Company sold its remaining ownership interest in certain leased trucks to Lend Lease Trucks, Inc. ("Lend Lease"), simultaneously with Lend Lease's sale of its operating assets and contracts to Ryder System Inc. As a result of this transaction, the Company recognized a loss of approximately $194,000, in addition to the allowance of $530,000 recorded as of December 31, 1993, and had no lease revenue, depreciation of revenue-earning vehicles or gross profit during the three and six months ended June 30, 1995.

               General and administrative expenses, including expenses relating to the Company's search for acquisition candidates, day-to-day operational costs and professional fees, were $236,000 and $453,000, respectively, for the three and six months ended June 30, 1995, and $193,000 and $410,000, respectively, for the three and six months ended June 30, 1994. During 1995, the Company incurred increased legal expenses relating to a lawsuit regarding the scheduling of the Annual Meeting of Shareholders and expenses for the holding of such Annual Meeting, which were partially offset by reduced expenses relating to the move of the Company's headquarters to a less expensive location and a reduction in personnel.

               Interest income increased to $183,000 and $354,000, respectively, for the three and six months ended June 30, 1995, from $108,000 and $197,000, respectively, for the three and six months ended June 30, 1994. The increase is attributable to higher average cash and cash-equivalent balances as a result of the Company's revenue from and sale of revenue-earning equipment and an increase in interest rates.

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

               Liquidity and Capital Resources

               Cash and cash equivalent balances decreased to $11,179,000 as of June 30, 1995, including United States Treasury Bills of $10,808,000, compared with $11,228,000 as of December 31, 1994, including United States Treasury Bills of $11,014,000. The decrease is primarily attributable to the payment of general and administrative expenses.

               As of June 30, 1995, the Company's principal source of funds consisted of $11,179,000 in cash and cash equivalents, including United States Treasury Bills of $10,808,000. Near-term capital requirements for operating expenses and payment of liabilities are expected to be financed through cash flow from interest income and existing cash balances. The Company may finance future acquisitions from a number of sources, including but not limited to existing cash balances, bank debt, the use of promissory notes and the issuance of additional debt or equity.

PART II. Other Information

         Item 1.    Legal Proceedings

                    Reference is made to Notes 6 and 7 in the Notes to Consolidated Financial Statements for the year ended December 31, 1994, included in the Tigera Group, Inc. Form 10-KSB Annual Report to the Securities and Exchange Commission.

         Item 2.    Exhibits and Reports on Form 8-K

                    (a)  Exhibits - None.

                    (b) Reports on Form 8-K: No reports were filed on Form 8-K during the three months ended June 30, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TIGERA GROUP, INC.
                                       (Registrant)

                                       By: /s/  Robert E. Kelly
                                          ----------------------------
                                          Robert E. Kelly
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Principal Accounting Officer

Dated:   August 4, 1995

                                EXHIBIT INDEX


Exhibit No.                     Description                       Page No.
- ----------                      -----------                       -------
EX-27                           Financial Data Schedule