Form 10QSB
period 1995-09-30
TIGERA GROUP INC
filed 1995-11-13
CIK 714399

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB

      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the period from __________ to __________


                         Commission File Number 0-12113
                         ------------------------------

                               TIGERA GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                   94-2691724
--------------------------              ---------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification Number)


    730 FIFTH AVENUE, 9TH FLOOR, NEW YORK, NY                    10019-4105
-------------------------------------------------             -----------------
    (Address of principal executive offices)                      (Zip Code)



    Registrant's telephone number, including area code:      212-333-8664
                                                        -----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No    .
    ---      ---

Number of shares of Common Stock, $.01 par value, outstanding as of September 30, 1995: 21,286,301.

                               TIGERA GROUP, INC.

                               TABLE OF CONTENTS

                                                                               Page
PART I.  Financial Information                                                Number
         ---------------------                                                ------
         Item 1.  Financial Statements

                     Condensed Consolidated Financial
                     Statements                                                3

                     Condensed Consolidated Balance Sheet --
                     September 30, 1995                                        4

                     Condensed Consolidated Statements of
                     Operations -- For the Three Months
                     Ended September 30, 1995 and 1994                         5

                     Condensed Consolidated Statements of
                     Operations -- For the Nine Months
                     Ended September 30, 1995 and 1994                         6

                     Condensed Consolidated Statements of
                     Cash Flows -- For the Nine Months
                     Ended September 30, 1995 and 1994                         7

                     Notes to Condensed Consolidated Financial
                     Statements                                                8-11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                11-14


PART II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                            14
         Item 4.  Submission of Matters to a Vote of Security Holders          14
         Item 5.  Other Information                                            14-15
         Item 6.  Exhibits and Reports on Form 8-K                             15

SIGNATURE                                                                      15

PART I.  Financial Information

         Item 1. Tigera Group, Inc.  --  Financial Statements

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

                 The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results to be expected for the entire year ending December 31, 1995.

                 See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                       TIGERA GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                               SEPTEMBER 30, 1995


                    ASSETS

Cash, Cash Equivalents and Treasury Bills                                                $ 11,071,000

Other Assets, including restricted cash of $1,000,000                                       1,119,000
                                                                                         ------------

    Total Assets                                                                         $ 12,190,000
                                                                                         ============


               LIABILITIES AND
            STOCKHOLDERS' EQUITY

Accounts Payable and Accrued Liabilities                                                 $     88,000
                                                                                         ------------
    Total Liabilities                                                                          88,000
                                                                                         ------------


Commitments & Contingencies

Stockholders' Equity:
    Preferred Stock - par value $.01 per share;
         authorized 10,000,000 shares, none issued
    Series B Common Stock - par value $.01 per share;
         authorized 750,000 shares, none issued
    Common Stock - par value $.01 per share;
         authorized 40,000,000 shares, outstanding
         21,286,301 shares, net of 826,405 shares
         held in treasury                                                                     213,000

    Additional Paid-in Capital                                                            108,742,000

    Accumulated Deficit                                                                   (96,853,000)
                                                                                         ------------


Total Stockholders' Equity                                                                 12,102,000
                                                                                         ------------


    Total Liabilities and Stockholders' Equity                                           $ 12,190,000
                                                                                         ============





     See Accompanying Notes to Condensed Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                             FOR THE THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                           ------------------------------
                                                                              1995                1994
                                                                           ----------         -----------
Operating Expenses:
    General and Administrative                                             $ (182,000)        $ (214,000)
                                                                           ----------         ----------

Operating Loss                                                               (182,000)          (214,000)

Other Income:
    Interest Income                                                           175,000            127,000
                                                                           ----------         ----------

Net Loss                                                                   $   (7,000)        $  (87,000)
                                                                           ==========         ==========

Net Loss Per Share                                                             ---                ---
                                                                           ==========         ==========

Weighted Average Number of Common
    Shares Outstanding                                                     21,286,301         21,286,301
                                                                           ==========         ==========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                            FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                          -----------------------------
                                                                             1995               1994
                                                                          ----------         ----------
Lease Revenue                                                             $  ---             $  190,000
Depreciation of Revenue-Earning Vehicles                                     ---               (123,000)
                                                                          ----------         ----------
Gross Profit                                                                 ---                 67,000

Operating Expenses:
    General and Administrative                                              (635,000)          (624,000)
    Loss on Disposition of Revenue-Earning
         Vehicles                                                             ---              (194,000)
                                                                          ----------         ----------

Operating Loss                                                              (635,000)          (751,000)

Other Income:
    Interest Income                                                          529,000            324,000
                                                                          ----------         ----------

Net Loss                                                                  $ (106,000)        $ (427,000)
                                                                          ==========         ==========

Net Loss Per Share                                                          $(.01)             $(.02)
                                                                          ==========         ==========

Weighted Average Number of Common
    Shares Outstanding                                                    21,286,301         21,286,301
                                                                          ==========         ==========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                            FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         ------------------------------
                                                                            1995                1994
                                                                         -----------        -----------
Cash Flows from Operating Activities:
    Net Loss                                                             $  (106,000)       $  (427,000)
    Adjustments to Reconcile Net Loss to Net
    Cash Used in Operating Activities:
         Depreciation of Revenue-Earning Vehicles                            ---                123,000
         Loss on Disposition of Revenue-Earning Vehicles                     ---                194,000
    Change in Assets and Liabilities:
         (Increase)/Decrease in Other Assets                                  12,000            (17,000)
         Decrease in Accounts Payable and
            Accrued Liabilities                                              (63,000)           (19,000)
                                                                         -----------        -----------

    Net Cash Used in Operating Activities                                   (157,000)          (146,000)
                                                                         -----------        -----------

    Cash Flows from Investing Activities:
         Sales of Revenue-Earning Vehicles                                    ---             1,600,000
                                                                         -----------        -----------

    Net Cash Provided by Investing Activities                                 ---             1,600,000
                                                                         -----------        -----------

    Net Increase/(Decrease) in Cash,
         Cash Equivalents and Treasury Bills                                (157,000)         1,454,000

    Cash, Cash Equivalents and Treasury Bills at
         Beginning of Period                                              11,228,000          9,753,000
                                                                         -----------        -----------

    Cash, Cash Equivalents and Treasury Bills at
         End of Period                                                   $11,071,000        $11,207,000
                                                                         ===========        ===========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1995


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

         On June 27, 1995, plaintiff presented a settlement demand for $1,100,000. While there have been exchanges of information between the parties, the outside insurance carrier for the named officers and directors has not formally responded to this demand.

Note 6 - Security Ownership of Company's Common Stock

         Beverly Hills Bancorp ("BHBA") and Albert M. Zlotnick, Chairman of the Board of the Company, own 22.5% and 12.1%, respectively, of the Company's common stock. Mr. Zlotnick, as BHBA's principal shareholder, has the power to vote BHBA's shares of the Company's common stock.

         On July 10, 1995, BHBA and Albert M. Zlotnick had reached an agreement with A-Mark Financial Corporation ("A-Mark") under which A-Mark was to acquire all the issued and outstanding shares of BHBA. On September 6, 1995, A-Mark stated that it would not go through with the purchase. Since the agreement between BHBA and A-Mark was not consummated, BHBA is operating in accordance with a Plan of Complete Liquidation and Dissolution which was adopted by BHBA's shareholders at their adjourned annual meeting on July 10, 1995.

Note 7 - Subsequent Event

         On November 8, 1995, Beverly Hills Bancorp ("BHBA") sold to Forschner Enterprises, Inc. ("Forschner") its holdings of Tigera shares owned directly and indirectly (4,740,000 shares) for $.90 per share. Forschner also purchased, or agreed to purchase, certain shares of Tigera owned by Albert M. Zlotnick (1,731,000 shares) and Michael S. Berlin (248,250 shares) at $.90 per share. Tigera retained Albert M. Zlotnick as a consultant for a period of two years at a rate of $180,000 per year and Forschner agreed to retain him for a third year, under certain circumstances. Additionally, Forschner has agreed, if requested, to either arrange for the sale in the open market or purchase themselves within five months of the closing date, any shares of Tigera owned by Directors who will be resigning and by an individual affiliated with them (1,638,276 shares in total) at $.90 per share.

         On October 27, 1995, the Board of Directors of the Company approved an Amendment to the Company's 1991 Stock Incentive Plan to provide for the immediate vesting of any outstanding Formula Options upon a change in control of the Company, as defined. Additionally, the Company's By-Laws were amended to provide that the Board of Directors shall consist of five members upon completion of the sale. Michael S. Berlin, Philip R. Hankin, Irving I. Lassoff, James A Martin III and Daniel A. Rivetti have resigned as Directors and their Formula Options for 25,000 shares each granted on April 7, 1995, are now vested, and Deborah A. Farrington, Herbert M. Friedman and Michael M. Weatherly have been elected as Directors.


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                 September 30, 1995

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

                 On July 10, 1995, BHBA and Albert M. Zlotnick had reached an agreement with A-Mark Financial Corporation ("A-Mark") under which A-Mark was to acquire all the issued and outstanding shares of BHBA. On September 6, 1995, A-Mark stated that it would not go through with the purchase. Since the agreement between BHBA and A-Mark was not consummated, BHBA is operating in accordance with a Plan of Complete Liquidation and Dissolution which was adopted by BHBA's shareholders at their adjourned annual meeting on July 10, 1995.

                 On November 8, 1995, Beverly Hills Bancorp ("BHBA") sold to Forschner Enterprises, Inc. ("Forschner") its holdings of Tigera shares owned directly and indirectly (4,740,000 shares) for $.90 per share. Forschner also purchased, or agreed to purchase, certain shares of Tigera owned by Albert M. Zlotnick (1,731,000 shares) and Michael S. Berlin (248,250 shares) at $.90 per share. Tigera retained Albert M. Zlotnick as a consultant for a period of two years at a rate of $180,000 per year and Forschner agreed to retain him for a third year, under certain circumstances. Additionally, Forschner has agreed, if requested, to either arrange for the sale in the open market or purchase themselves within five months of the closing date, any shares of Tigera owned by Directors who will be resigning and by an individual affiliated with them (1,638,276 shares in total) at $.90 per share.

                 On October 27, 1995, the Board of Directors of the Company approved an Amendment to the Company's 1991 Stock Incentive Plan to provide for the immediate vesting of any outstanding Formula Options upon a change in control of the Company, as defined. Additionally, the Company's By-Laws were amended to provide that the Board of Directors shall consist of five members upon completion of the sale. Michael S. Berlin, Philip R. Hankin, Irving I. Lassoff, James A Martin III and Daniel A. Rivetti have resigned as Directors and their Formula Options for 25,000 shares each granted on April 7, 1995, are now vested, and Deborah A. Farrington, Herbert M. Friedman and Michael M. Weatherly have been elected as Directors.

                 Results of Operations

                 In 1994, the Company sold its remaining ownership interest in certain leased trucks to Lend Lease Trucks, Inc. ("Lend Lease"), simultaneously with Lend Lease's sale of its operating assets and contracts to Ryder System Inc. As a result of this transaction, the Company recognized a loss of approximately $194,000, in addition to the allowance of $530,000 recorded as of December 31, 1993, and had no lease revenue, depreciation of revenue-earning vehicles or gross profit during the three and nine months ended September 30, 1995.

                 General and administrative expenses, including expenses relating to the Company's search for acquisition candidates, day-to-day operational costs and professional fees, were $182,000 and $635,000, respectively, for the three and nine months ended September 30, 1995, and $214,000 and $624,000, respectively, for the three and nine months ended September 30, 1994. During 1995, the Company incurred increased legal expenses relating to a lawsuit concluded during January 1995, regarding the scheduling of the Annual Meeting of Shareholders and expenses for the holding of such Annual Meeting on April 7, 1995, which were offset by reduced expenses relating to fees and expenses of the Board of Directors, the move of the Company's headquarters to a less expensive location and a reduction in personnel.

                 Interest income increased to $175,000 and $529,000, respectively, for the three and nine months ended September 30, 1995, from $127,000 and $324,000, respectively, for the three and nine months ended September 30, 1994. The increase is attributable to higher average cash and cash-equivalent balances as a result of the Company's revenue from and sale of revenue-earning equipment and an increase in interest rates.

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

                 Liquidity and Capital Resources

                 Cash and cash equivalent balances decreased to $11,071,000 as of September 30, 1995, including United States Treasury Bills of $10,893,000, compared with $11,228,000 as of December 31, 1994, including United States Treasury Bills of $11,014,000. The decrease is primarily attributable to the payment of general and administrative expenses.

                 As of September 30, 1995, the Company's principal source of funds consisted of $11,071,000 in cash and cash equivalents, including United States Treasury Bills of $10,893,000. Near-term capital requirements for operating expenses and payment of liabilities are expected to be financed through cash flow from interest income and existing cash balances. The Company may finance future acquisitions from a number of sources, including but not limited to existing cash balances, bank debt, the use of promissory notes and the issuance of additional debt or equity.


PART II. Other Information

         Item 1. Legal Proceedings

                 Reference is made to Note 5 in the Notes to Condensed Consolidated Financial Statements included herein and to Notes 6 and 7 in the Notes to Consolidated Financial Statements for the year ended December 31, 1994, included in the Tigera Group, Inc. Form 10-KSB Annual Report to the Securities and Exchange Commission.


         Item 4. Submission of Matters to a Vote of Security Holders

                 The Company held its Annual Meeting of Shareholders ("Annual Meeting") on April 7, 1995. At such Annual Meeting, the following matters were voted upon:

                 1. Election of seven directors to serve until the next Annual Meeting or until their successors shall have been adopted and qualified:

                                                   NUMBER OF VOTES
                                             --------------------------
                                                FOR            AGAINST
                                             ----------       ---------
                 A. Clinton Allen            31,462,977          ----
                 Michael S. Berlin           16,833,193        268,498
                 Philip R. Hankin            16,908,851        268,498
                 Irving I. Lassoff           16,915,268        268,498
                 James A. Martin III         16,915,326        268,498
                 Daniel A. Rivetti           16,909,913        268,498
                 Albert M. Zlotnick          16,912,546        268,498

                 2. Ratification of the appointment of BDO Seidman as independent certified public accountants for the year ending December 31, 1995. There were 18,936,385 votes for, 186,292 votes against and 87,189 abstentions.

         Item 5. Other Information

                 The Company was informed that as of the opening of business on Monday, October 2, 1995, it will no longer be listed on the Nasdaq National Market. The reason for the delisting is that the Company has not had an operational business since it sold its interest in its truck leasing operations in June 1994. The Company, upon acquiring an operational business, believes it will be eligible to re-apply for a listing.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)     Exhibits - None.
                  (b) Reports on Form 8-K: No reports were filed on Form 8-K during the three months ended September 30, 1995.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TIGERA GROUP, INC.
                               (Registrant)




                               By:  /s/ Robert E. Kelly
                                    --------------------------------------
                                    Robert E. Kelly
                                    Senior Vice President,
                                    Chief Financial Officer and
                                    Principal Accounting Officer

Dated:  November 8, 1995

                                EXHIBIT INDEX
                                -------------

                  Exhibit 27        Financial Data Schedule