Form 10KSB
period 1995-12-31
TIGERA GROUP INC
filed 1996-03-26
CIK 714399

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                         Commission file number 0-12113

                              TIGERA GROUP, INC.
         -----------------------------------------------------------
              (Exact Name of Small Business Issuer in its charter)

         Delaware                                        94-2691724
----------------------------                   --------------------------------
(State of Incorporation)                              (I.R.S. Employer
                                                     Identification No.)

 667 Madison Avenue, 25th Floor, New York,  NY              10021
-------------------------------------------------        ----------
  (Address of principal executive offices)               (Zip Code)

       Issuer's telephone number, including area code:    212-644-8880
                                                      ------------------

     Securities registered pursuant to Section 12(b) of the Act:    None
                                                                 ---------

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                       ----------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes    X        No        .
                   ------         -------
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
/    /

Issuer's revenues for its most recent fiscal year:  None.

Aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing price of such stock on March 8, 1996, was $28,473,334. On such date, the closing price of registrant's Common Stock was $2.03 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's voting stock have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of shares of Common Stock, $.01 par value, outstanding as of March 8, 1996 was 21,886,301.


                              Page 1 of 107 pages.
                    Exhibit Index begins on page 26 hereof.

                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS

                 (a)      Business of Issuer.

                 The principal activity of Tigera Group, Inc. (the "Company" or the "Registrant"), formerly named Fortune Systems Corporation, consists of seeking and evaluating candidates for acquisition. The Company has established strategic and financial criteria and is engaged in the identification of and has had discussions with a number of candidates. The major considerations are that the Company acquire a controlling equity position in an established entity with growth potential. Additionally, the candidate for acquisition should have an experienced management team, a history of profitability, a competitive position in its industry and a solid plan for future growth from a combination of internal expansion and external acquisitions. Although helpful to the acquisition process, the Company's criteria are not intended to be definitive, but rather reflect priorities and objectives. The Company identifies potential acquisition candidates through communications with investment banking, broker, legal and accounting firms and other sources. The Company competes for acquisitions against domestic and international companies, financial groups and other entities, many of which may have greater financial resources and borrowing capacity than the Company.

                 On March 7, 1996, the Company announced that it has reached an agreement in principle to acquire a controlling interest in a privately held manufacturing and distribution company. The company, which was not identified, reported sales in the $75,000,000-$100,000,000 range in 1995. The acquisition is subject to the conclusion of a mutually acceptable definitive acquisition agreement, as well as numerous other conditions.

                 On November 8, 1995, Beverly Hills Bancorp sold to Victory Capital LLC, formerly Forschner Enterprises, Inc. ("Victory") its holdings of shares of Common Stock, par value $.01 per share, of the Company ("Common Stock") owned directly and indirectly (4,740,000 shares) for $.90 per share. Victory makes investments in entities in which it holds either controlling or non-controlling equity interests. Victory also purchased, or agreed to purchase, certain shares of the Company owned by Albert M. Zlotnick (1,731,000 shares) and Michael S. Berlin (248,250 shares) at $.90 per share which purchases were completed on November 15, 1995 and January 4, 1996, respectively. The Company has retained Albert M. Zlotnick as a consultant for a period of two years from December 1, 1995, at a rate of $15,000 per month. From February 1993 to November 1995, Mr. Zlotnick served as Chairman of the Board and Chief Executive Officer of the Company and was paid a salary of $20,000 per month. Effective as of November 8, 1995, all of the prior directors of the Company resigned (except for Albert M. Zlotnick and A. Clinton Allen) and were replaced by directors recommended by Victory. Victory and its affiliates currently hold approximately 36% of the outstanding shares of Common Stock of the Company.


                 (b)      Business Development.

                 The Company, a Delaware corporation, was incorporated on September 29, 1980 under the name Fortune Systems Corporation. Prior to 1987, the Company was engaged in the computer hardware and software business.

                 In June 1987, the Company completed the sale of substantially all of the operating assets of its computer hardware business to SCI Technology, Inc., retaining its wholly-owned software subsidiary, Tigera Corporation. The proceeds from the sale of the computer business assets were approximately $15,500,000, approximating the net book value of the assets sold and the liabilities assumed. Pursuant to the terms of the transaction, the Company changed its name to Tigera Group, Inc., and retained its cash, tax attributes and certain assets and liabilities. On November 4, 1988, the Company completed the sale of substantially all of the assets of its software business to Wang Laboratories, Inc. for $1,400,000 in cash and the assumption of certain liabilities, and a gain of $655,000 was recorded.

                 On March 31, 1989, the Company purchased a minority interest in Cinexus Capital Corporation ("Cinexus") for approximately $2,522,000. Simultaneously, Cinexus purchased substantially all of the business and assets of Panavision (Canada) Corporation ("Panavision"), a Canadian corporation primarily engaged in the rental of cameras, lenses and other related film and television industry equipment. At the same time, the Company, in a separate investment, loaned Panavision approximately $1,471,000. Due to substantial operating losses at Cinexus and Panavision and Panavision's default of certain covenants under its senior secured term loan agreement, the Company wrote off the Cinexus investment in 1990 and reserved for the Panavision loan in 1991. As a result of Panavision's restructuring during December 1992, the Company's loan was converted into a minority investment in Panavision. The Company received net proceeds of approximately $50,000 for its minority investment in Panavision, which amount was recorded as of December 31, 1994.

                 In April 1991, the Company purchased a pool of trucks which were leased to third parties and appointed Lend Lease Trucks, Inc. ("Lend Lease") its marketing and service agent. Lend Lease was responsible for the re-marketing of the trucks at the end of the leases and guaranteed the repayment to the Company of the residual value of the trucks. In 1994, the Company sold its remaining ownership interest in the leased trucks to Lend Lease, simultaneously with Lend Lease's sale of its operating assets and contracts to Ryder System Inc. As a result of this transaction, the Company recognized a loss of approximately $194,000.

                 In 1986, the Company established a wholly-owned subsidiary, San Carlos Insurance Ltd. ("San Carlos"), engaged in the business of providing directors' and officers' liability insurance to the Company. In the event that a legal action is filed against any officer or director of the Company acting in the capacity of officer and/or director, San Carlos will cover the claim up to a limited amount, after the exhaustion of any applicable liability insurance with an outside insurance company, and the amount covered would result in a charge to the Company's consolidated operating results at such time. In addition, the stockholders and Board of Directors approved agreements indemnifying the officers and directors acting in that capacity. Under these agreements, the Company agreed to advance legal costs in the event a legal action is filed involving an indemnified officer or director, if he/she acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company. Restricted cash of $1,000,000 has been set aside to cover such claims and is not available for use by the Company. As of December 31, 1995, the Company had $2,000,000 of primary directors' and officers' liability insurance coverage with an outside insurance company, for a total coverage of $3,000,000, subject to certain exclusions.


ITEM 2.          DESCRIPTION OF PROPERTIES

                 As of January 1, 1996, the Company rents office space from, and makes certain support personnel payments to, Victory and Noel Group, Inc. ("Noel") on a month-to-month basis at a monthly cost of $12,750. During 1995 and 1994, the Company was located in space rented from an unaffiliated third party on a month-to-month basis at a monthly cost of $2,500. See "Certain Relationships and Related Transactions."


ITEM 3.          LEGAL PROCEEDINGS

                 On December 3, 1991, Civil Action No. 12374, Smith vs. Gilinski, et al, was filed in the Court of Chancery of the State of Delaware (the "Court") by a stockholder as a derivative action against eleven former officers and directors of the Company and the Company as a nominal defendant. The parties have reached an agreement in principle to settle the litigation. Pursuant to that agreement, the Company's directors' and officers' outside insurance carrier will pay to the Company $140,000 (the "Settlement Fund"). The plaintiff will apply to the Court for an award of attorneys' fees and expenses, to be paid from the Settlement Fund. Defendants have agreed not to oppose payment to plaintiff of attorneys' fees and expenses up to $55,000, which would result in net proceeds to the Company of $85,000. Since this litigation was filed, the Company has charged approximately $170,000 to operations for legal fees and expenses. The settlement is subject to the execution of final documents and to Court approval.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.


                                    PART II


ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

         A.      Market Information.

         The Company's shares of Common Stock are currently quoted in the National Quotation Bureau's Pink Sheets ("NQB") under the trading symbol "TYGRA". Prior to September 30, 1995, the Common Stock traded on The Nasdaq Stock Market ("NASDAQ"). On September 30, 1995, NASDAQ no longer listed the Common Stock since the Company did not have an operating business. The following table sets forth the range of high and low sales prices as reported by NASDAQ for shares of Common Stock for each quarter during 1994 and for the first three quarters of 1995. The high and low bid prices for the quarter ended December 31, 1995, as reported by the NQB, reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. The public market for Common Stock is limited, and the foregoing quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares.

                                                  1995                          1994
                                        ------------------------      -------------------------
                                          High            Low          High              Low
                                        --------        --------      --------         --------
Fiscal quarter ended March 31            $.81            $.47          $.59             $.38
Fiscal quarter ended June 30              .81             .53           .63              .38
Fiscal quarter ended September 30         .75             .56           .66              .47
Fiscal quarter ended December 31         1.28             .50           .56              .50


         B.      Holders.

         On March 8, 1996, as reported by the Company's transfer agent, there were 21,886,301 shares of Common Stock issued and outstanding which were held of record by 2,125 persons, including several holders who are nominees for an undetermined number of beneficial owners.

         C.      Dividends.

         The Company has not paid cash dividends on its Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

                 Results of Operations

                 In 1994, the Company sold its remaining ownership interest in certain leased trucks to Lend Lease, simultaneously with Lend Lease's sale of its operating assets and contracts to Ryder System Inc. As a result of this transaction, the Company recognized a loss of approximately $194,000 and had no lease revenue, depreciation of revenue-earning vehicles or gross profit during 1995.

                 General and administrative expenses, including expenses relating to the Company's search for acquisition candidates, day-to-day operational costs and professional fees, were $853,000 for the year ended December 31, 1995, and $830,000 for the year ended December 31, 1994. During 1995, the Company incurred increased legal expenses relating to a lawsuit concluded during January

1995, regarding the scheduling of the Annual Meeting of Shareholders and expenses for the holding of such Annual Meeting on April 7, 1995, which were offset by reduced expenses relating to fees and expenses of the Board of Directors and a reduction in personnel.

                 Interest income increased to $700,000 for the year ended December 31, 1995, from $475,000 for the year ended December 31, 1994. The increase is attributable to higher average balances of United States Treasury Bills as a result of the Company's revenue from and sale of revenue-earning equipment and an increase in interest rates.

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

                 As of December 31, 1995, the Company has net operating loss carryforwards of approximately $88,000,000, which are available to offset future taxable income expiring from 1996 through 2010. The Company also has available investment and research and development credits of approximately $2,000,000 expiring in 1996 through 2000. The ability of the Company to utilize these carryforwards in future years may be limited, or even eliminated. Specifically, the Internal Revenue Code of 1986, as amended (the "Code"), imposes substantial limitations under certain circumstances on the use of net operating loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" can result from issuances of equity securities by the Company, purchases of the Company's securities by the Company, purchases of the Company's securities in the secondary market by existing or new stockholders or a combination of the foregoing. The Company's desire to issue new equity securities could be limited in order to prevent such an "ownership change" from occurring. Alternatively, certain shareholders could occasion an ownership change if they substantially increased their ownership of the Company's Common Stock. The Company has determined that an "ownership change" has not occurred through December 31, 1995, based on the information available to it.

                 Liquidity and Capital Resources

                 Cash and cash equivalent balances decreased to $176,000 as of December 31, 1995, compared with $214,000 as of December 31, 1994. The decrease is primarily attributable to the payment of general and administrative expenses in excess of interest income.

                 As of December 31, 1995, the Company's principal source of funds consisted of $176,000 in cash and cash equivalents, and $10,860,000 of United States Treasury Bills. Near-term capital requirements for operating expenses and payment of liabilities are expected to be financed through cash flow from interest income and existing cash balances. The Company may finance future acquisitions from a number of sources, including but not limited to existing cash balances, bank debt, the use of promissory notes and the issuance of additional debt or, to the extent possible, equity securities.


ITEM 7.          FINANCIAL STATEMENTS

                 The Consolidated Financial Statements of the Company appear on pages F-1 through F-10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.
                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                 The directors and executive officers of the Company are as follows:

                                                                                      Director and/or
 Name                           Age           Position(s)                             Executive Officer Since
 ----                           ---           -----------                             -----------------------
 Donald T. Pascal               36            President and Chief Executive           November 1995
                                              Officer; Director(1)

 Louis Marx, Jr.                64            Co-Chairman; Director(2)                November 1995

 Deborah A. Farrington          45            Co-Chairman; Director (1)(3)            November 1995

 Albert M. Zlotnick             70            Director                                December 1992; Mr.
                                                                                      Zlotnick served as
                                                                                      Chairman of the Board and
                                                                                      Chief Executive Officer
                                                                                      from December 1992 to
                                                                                      November 1995

 Robert E. Kelly                52            Senior Vice President, Chief            September 1991 (Secretary
                                              Financial Officer and Secretary         since November 1995)

 Charles J. Di Bona II          31            Vice President                          February 1996

 A. Clinton Allen               52            Director(1)                             April 1995

 Ramon D. Ardizzone             58            Director(3)                             November 1995

 Clarke H. Bailey               41            Director(1)                             November 1995

 Herbert M. Friedman            64            Director                                November 1995

 Michael A. Weatherly           63            Director(2)(3)                          November 1995

(1)      Member of the Executive Committee.
(2)      Member of the Stock Option and Compensation Committee.
(3)      Member of the Audit Committee.

         Directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified or until their earlier resignation or removal. Officers serve at the discretion of the Board of Directors. No family relationship exists among any of the executive officers and directors of the Company.

         The following sets forth the principal occupations of each of the Company's executive officers and directors during the previous five years, as well as the names of any other public or affiliated companies or registered investment companies of which they are directors.

                 Donald T. Pascal has been a director and President and Chief Executive Officer of the Company since November 1995. Mr. Pascal has also served as a Managing Director of Noel, a company which conducts its operations through small and medium-sized operating companies in which Noel holds controlling or other significant equity interests, since November 1991. Previously, Mr. Pascal served as a director of Noel from October 1989 until November 1991, and as a Vice President and Secretary of Noel from May 1988 until November 1991, when he became a Managing Director. He served as a Vice President of The Prospect Group, Inc., a company which prior to its adoption in 1990 of a Plan of Complete Liquidation and Dissolution conducted its major operations through subsidiaries acquired in leveraged buyout transactions ("Prospect"), from March 1986 until February 1989. Prior to joining Prospect, Mr. Pascal worked in the venture capital operations of E. M. Warburg Pincus & Co., Inc. and for Strategic Planning Associates, a management consulting firm. Mr. Pascal is President and a director of TDX Corporation, a holding company with interests in health services, and a director of Sylvan Inc., a company which produces mushroom spawn and fresh mushrooms.

                 Louis Marx, Jr. has served as a director and Co-Chairman of the Board of the Company since November 1995. Mr. Marx has also served as an executive officer and a director of Victory since its inception and is Co-Chairman of the Board and Chairman of Victory's Executive Committee. Mr. Marx is a founder of Noel and has served as a director of Noel and its predecessor since its formation in 1969. Mr. Marx was President of Noel from 1969 until December 1987, served as Chairman and Chief Executive Officer from December 1987 until April 1988, and has served as Chairman of the Executive Committee since April 1988. As a venture capital investor for more than thirty years, Mr. Marx, together with his close business associates, have been founders or substantial investors in such companies as Pan Ocean Oil Corporation, Donaldson, Lufkin & Jenrette, Bridger Petroleum Corporation Ltd., Questor Corporation, Environmental Testing and Certification Corporation, Garnet Resources Corporation, Prospect and Staffing Resources, Inc., a provider of diversified staffing services, primarily in the Southwestern, Rocky Mountain and Southeastern regions of the United States ("Staffing"). Mr. Marx assembled the group of individuals which comprise Prospect's and Noel's respective management teams. Mr. Marx served as a director of Prospect from February 1986, and as Chairman of Prospect's Asset Committee from October 1988 until January 1990. Mr. Marx is also Chairman of the Management Committee and a director of The Forschner Group, Inc., the exclusive United States and Canadian importer and distributor of Victorinox Original Swiss Army Officers' knives, professional cutlery, as well as the marketer of Swiss Army Brand watches and other products ("Forschner Group"), a director and member of the Compensation Committee of Cyrk, Inc., a distributor of products for promotional programs, custom-designed shorts, apparel and accessories. Mr. Marx also serves as a Trustee of the New York University Medical Center and Middlebury College, and as Chairman of the Madison Avenue Fund for Children. He is President and a director of Victorinox - Swiss Army Knife Foundation, a non-profit corporation formed by Forschner Group for charitable purposes, including the improvement of the welfare of underprivileged children.

                 Deborah A. Farrington has served as a director and Co-Chairman of the Board of the Company since November 1995, having previously served from 1991 to early 1993, as Executive Vice President and a director of the Company, and is currently President and Chief Executive Officer of Victory. She also currently serves as Chairman of the Board of Staffing. She was a consultant to Forschner Group from early 1993 to early 1994. From 1987 to 1991, she was Managing Director, Corporate Finance, for The Asian Oceanic Group, both in New York and Hong Kong, where she assisted Asian companies in acquiring U.S. brand names and distribution. From 1976 to 1987, Ms. Farrington was with Merrill Lynch & Co., where she held various management and corporate finance positions, both domestic and international.

                 Albert M. Zlotnick has served as a director of the Company since 1992. He is a private investor and financial consultant. He is the sole general partner of Asset Ventures I, a Pennsylvania limited partnership which owns 42.9% of the common stock of Beverly Hills Bancorp. Mr. Zlotnick currently serves as Chairman of the Board of the following public companies:
Beverly Hills Bancorp, P.H.C., Inc., Electronic Data Controls, Inc., Robin Industries, Inc., Bala Cynwyd Corporation, Convention Centers, Inc., Upward Technology Corporation and Medtech Diagnostics, Inc., and as a director of Comprehensive Holdings Corporation, S.A. and Federated Purchasers, Inc.

                 Robert E. Kelly is Senior Vice President and Chief Financial Officer of the Company and has served in these capacities since September 1991. Additionally, Mr. Kelly was elected Secretary of the Company in November 1995. From 1982 to 1986, he was with Sandgate Corporation ("Sandgate"), a former American Stock Exchange holding company, where he last served as Executive Vice President, Chief Financial Officer and Director. He also served as President of Allstate Vehicles, Inc. ("Allstate"), a vehicle leasing subsidiary of Sandgate. In 1986, he purchased Allstate and Calvan Leasing from Sandgate and sold both prior to joining the Company. Mr. Kelly was a director of the Company from December 1991 to August 1994.

                 Charles J. Di Bona II has served as Vice President of the Company since February 1996. Mr. Di Bona has served as a Vice President of Victory since August 1994. From 1992 to 1994, he attended Harvard Business School and received an MBA degree in June 1994. From 1991 to 1992, he worked as a mortgage securities and derivatives consultant. From 1990 to 1991, he was a Vice President in the Mortgage-Backed Securities Department of Dean Witter Reynolds. From 1986 to 1990, Mr. Di Bona held several positions in finance and trading at Drexel Burnham Lambert, leaving as Vice President.

                 A. Clinton Allen has served as a director of the Company since April 1995 and as Chairman of the Executive Committee of the Company since November 1995. Mr. Allen is currently Chairman and Chief Executive Officer of
A. C. Allen and Company, a Massachusetts based consulting firm. He also serves as Vice Chairman of the Board and as a director of The DeWolfe Companies, a real estate company and of Psychemedics Corporation, a company that provides testing services for the detection of substance abuse through an analysis of hair samples, and is a director of Forschner Group, Victory and Sweetwater, Inc., a manufacturer of portable water filtration systems.

                 Ramon D. Ardizzone has served as a director of the Company since November 1995, and is currently President and Chief Executive Officer and a director of Glenayre Technologies, Inc. ("Glenayre"), a paging and messaging infra-structure technology company. From 1989 until June 1995, Mr. Ardizzone was associated with Glenayre in various capacities. Mr. Ardizzone is also a director of UAC Holdings Corp., a data storage and retrieval technology company.

                 Clarke H. Bailey has served as a director of the Company since November 1995. Since February 1995, Mr. Bailey served as Chairman of the Board and Chief Executive Officer of United Acquisition Company, an acquisition company, and Chairman of the Board and Chief Executive Officer of United Gas Holding Corporation, an acquisition company. He is also currently Chairman of the Board and a director of Arcus, Inc., the leading national provider of secure off-site computer data storage, transportation and related disaster recovery services, and a director and Co-Chairman of the Board of Victory. He served as Chief Executive Officer and a director of Glenayre (formerly N-W Group, Inc.) from December 1990 until March 1994 and as its Vice Chairman of the Board since November 1992. In March 1994, Mr. Bailey was named Chairman of the Executive Committee of the Board of Glenayre, and he relinquished the title of Chief Executive Officer. Prior to joining Glenayre, he was at Oppenheimer & Co., Inc. from 1984 to 1990, where he served in a variety of capacities, most recently as Managing Director and Head of the Principal Investments Department.

                 Herbert M. Friedman, Esq. has served as a director of the Company since November 1995. He has been a member of the law firm of Zimet, Haines, Friedman & Kaplan since 1967. Zimet, Haines, Friedman & Kaplan acts as counsel to the Company. Mr. Friedman is also a director of Noel, Forschner Group, Victory and Prospect.

                 Michael A. Weatherly has served as a director of the Company since November 1995. He is also Director of Trade Relations of Forschner Group. He has served as President of WinCom Inc., a venture capital firm, since 1987, and from 1974 to 1987, he was President and Chief Executive Officer of Forschner Group. From 1968 to 1974, Mr. Weatherly was President and Chief Executive Officer of Viking Oil Resources, a world-wide natural resource company, and from 1960 to 1969, he was President of Argyle Publishing Inc., of which he was a founder. Argyle Publishing was sold to Metromedia in 1968.


MEETINGS AND COMMITTEES OF THE BOARD

         The Board of Directors currently has standing Executive, Audit and Stock Option and Compensation Committees. There is no formal Nominating Committee; the Board of Directors performs this function. None of the directors who serve on any of such Committees is an employee or officer of the Company except that Deborah A. Farrington, who serves on the Executive and Audit Committees, is Co-Chairman of the Board, Louis Marx, Jr., who serves on the Stock Option and Compensation Committee, is Co-Chairman of the Board and Donald T. Pascal, who serves on the Executive Committee, is President and Chief Executive Officer.

         The Executive Committee was established in November 1995 and currently consists of A. Clinton Allen, its Chairman, Clarke H. Bailey, Deborah A. Farrington and Donald T. Pascal. The Executive Committee has all the powers of the Board of Directors in the management of the business and affairs of the Company, including, without limitation, the power and authority to declare a dividend, authorize the issuance of stock and adopt a certificate of ownership and merger pursuant to Section 253 of the Delaware General Corporation Law.
The Executive Committee did not meet during the fiscal year ended December 31, 1995.

         The Audit Committee currently consists of Ramon D. Ardizzone, its Chairman, Michael A. Weatherly and Deborah A. Farrington. Prior to November 8, 1995 the Audit Committee consisted of Irving I. Lassoff, Albert M. Zlotnick and Robert E. Kelly which committee as then constituted met once during the fiscal year ended December 31, 1995. The Audit Committee recommends to the Board of Directors the appointment of independent public accountants, meets periodically with the accountants of the Company and certain officers of the Company to ensure the adequacy of internal controls and reporting, reviews the Company's consolidated financial statements, the scope of the audit of the Company's annual financial statements and auditing fees and such statements and audited reports related thereto and performs such other duties relating to the financial statements and other matters of the Company as the Board of Directors may assign from time to time.

         The Stock Option and Compensation Committee was established in November 1995 to replace the Compensation Committee and currently consists of Louis Marx, Jr., its Chairman and Michael A. Weatherly. Prior to November 8, 1995, the Compensation Committee consisted of Michael S. Berlin, Irving I. Lassoff and James A. Martin, III. The Stock Option and Compensation Committee has all of the powers of the Board of Directors to grant options and to exercise all powers under and pursuant to the Company's 1991 Stock Incentive Plans and to take all action in respect of the approval of the compensation and bonuses paid by the Company. During the fiscal year ended December 31, 1995, the Stock Option and Compensation Committee met twice. The Compensation Committee met once.

         During the fiscal year December, 1995, the Board of Directors held four meetings. All of the directors attended at least 75% of the total number of meetings they were eligible to attend, during the fiscal year ended December 31, 1995, by (i) the Board and (ii) the Board Committees of which they were members.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of such reports.

         Based solely on its review of the copies of such forms furnished to the Company by such reporting persons during the fiscal year ended December 31, 1995, or written representations from such reporting persons that no Forms 5 were required for those persons with respect to such period, the Company believes that during the fiscal year ended December 31, 1995 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with, except that the Forms 3 for each of Ramon D. Ardizzone, Clarke A. Bailey, Louis Marx, Jr. and Donald T. Pascal were filed five days late and the Form 3 for Victory was filed twelve days late.

ITEM 10.         EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation awarded or paid to, or earned by, during each of the last three fiscal years, the persons who served as the Chief Executive Officer during the fiscal year ended December 31, 1995, and the Company's executive officers (other than the Chief Executive Officers) who were serving as executive officers at December 31, 1995 and whose total salary and bonus during the fiscal year ended December 31, 1995 exceeded $100,000 (the "Named Executive Officers").


                                                                                        LONG-TERM
                                                                                      COMPENSATION:
                                                                       ANNUAL        ----------------
                                                                   COMPENSATION:     # OF SECURITIES
                                                                  ---------------       UNDERLYING                ALL OTHER
NAME AND PRINCIPAL POSITION                          YEAR              SALARY         OPTIONS/SAR'S             COMPENSATION
---------------------------                                      ------------------   -------------             ------------
Donald T. Pascal  (1)                                1995            $   - 0 -           800,000(2)                  - 0 -
President and                                        1994                - 0 -             - 0 -                     - 0 -
Chief Executive Officer                              1993                - 0 -             - 0 -                     - 0 -

Albert M. Zlotnick (3)                               1995            $  235,000           275,000(4)                 - 0 -
Chairman of the Board,                               1994               240,000            - 0 -                     - 0 -
President and                                        1993               220,000            - 0 -                     - 0 -
Chief Executive Officer

Robert E. Kelly (5)                                  1995            $  132,000           180,000(6)                 - 0 -
Senior Vice President,                               1994               118,667            - 0 -                     - 0 -
Chief Financial Officer and                          1993               132,000            - 0 -                     - 0 -
Secretary
--------------------

(1) Donald T. Pascal was elected President and Chief Executive Officer on November 15, 1995. As of January 1, 1996, the Company is paying $125,000 per year for his services.
(2) Represents options and warrants issued on November 15, 1995 at an exercise price of $0.885 per share. One-third of the options and warrants are currently exercisable and one-third of the options and warrants will be exercisable on each of the first two anniversaries of the date of grant.
(3) Prior to December 1995, Albert M. Zlotnick was being paid $20,000 per month. Mr. Zlotnick resigned as an officer of the Company on November 8, 1995. The Company has retained Mr. Zlotnick as a consultant for a period of two years from December 1, 1995, at a rate of $15,000 per month.
(4) Consists of (i) a warrant to purchase 25,000 granted on November 15, 1995 at an exercise price of $0.885 per share,
         (ii) options to purchase 190,000 shares granted under the Company's 1991 Stock Incentive Plan (the "Plan") on January 20, 1995 at an exercise price of $0.516 (which options were exercised in January 1996) and (iii) options to purchase 60,000 shares granted under the Plan on January 20, 1995 at an exercise price of $.469 (which options were exercised in January 1996).
(5) Prior to January 1, 1996, Mr. Kelly was paid $132,000 per year. As of January 1, 1996, the Company is paying $100,000 per year for his services.
(6) Consists of options to purchase 150,000 shares issued pursuant to the Plan on January 20, 1995 at an exercise price of $0.469 (which options were exercised in January 1996) and options to purchase 30,000 shares granted in November 1995 at an exercise price of $0.885, one-third of which are currently exercisable.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding individual grants of stock options and/or warrants made during the fiscal year ended December 31, 1995 to each of the Named Executive Officers:

                                                           INDIVIDUAL GRANTS
                                              ------------------------------------------

                                 NUMBER OF             % OF TOTAL
                                SECURITIES            OPTIONS/SARS
                                UNDERLYING             GRANTED TO          EXERCISE OR
                              OPTIONS/SARS            EMPLOYEES IN          BASE PRICE            EXPIRATION
 NAME                           GRANTED             FISCAL YEAR(1)            ($/SH)                 DATE
 ----                        -------------          ---------------        ------------           ----------
 Donald T. Pascal  . . .           800,000(2)               26.2%             $0.885                11/14/05

 Albert M. Zlotnick  . .           190,000(3)                6.2%             $0.516                 1/19/00
                                    60,000(3)                2.0%             $0.469                 1/19/05
                                    25,000(4)                0.8%             $0.885                11/14/05

 Robert E. Kelly . . . .           150,000(5)                4.9%             $0.469                 1/19/05
                                    30,000(6)                1.0%             $0.885                11/14/05

-----------------
(1) Percentage includes options granted to non-employee directors and consultants. If options granted to non-employee directors and consultants are not included, the percentages are 48.3% for Mr. Pascal, 11.5%, 3.6% and 1.5% for Mr. Zlotnick and 9.1% and 1.8% for Mr. Kelly.
(2) Consists of (i) options to purchase 460,000 shares and (ii) warrants to purchase 340,000 shares, issued on November 15, 1995 at an exercise price of $0.885 per share. One-third of the options and warrants are currently exercisable and one- third of the options and warrants will be exercisable on each of the first two anniversaries of the date of grant.
(3) Consists of options issued pursuant to the Plan on January 20, 1995 at an exercise price of $0.516 with respect to 190,000 options and $0.469 with respect to 60,000 options. These options were exercised in January 1996.
(4) Consists of warrants issued on November 15, 1995 at an exercise price of $0.885 per share.
(5) Consists of options issued pursuant to the Plan on January 20, 1995 at an exercise price of $0.469. These options were exercised in January 1996.
(6) Consists of options issued pursuant to the Plan at an exercise price of $0.885 per share, one-third of which are exercisable and one-third of which will be exercisable on each of the first two anniversaries of the date of grant.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
AND FISCAL YEAR-END OPTION/SAR VALUE

         The following table provides information related to options exercised by the Named Executive Officers during the fiscal year ended December 31, 1995 and the number and value of unexercised stock options held by each of the named Executive Officers at that date. The Company does not have any outstanding stock appreciation rights:



                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE
                           SHARES                         OPTIONS/SARS AT FISCAL      MONEY OPTIONS/SARS
                           ACQUIRED         VALUE                YEAR-END             AT FISCAL YEAR-END($)
 NAME                      ON EXERCISE      REALIZED      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
 ----                      -------------    --------      -------------------------   ----------------------------
 Donald T. Pascal  . . .         --            --             266,667/533,333               $54,667/$109,333

 Albert M. Zlotnick(2) .         --            --               275,000/--                     $151,445/--

 Robert E. Kelly(3)  . .         --            --             310,000/20,000                 $202,450/$4,100

------------------
(1)      Based on a closing price of $1.09 per share.

(2) Mr. Zlotnick exercised options to purchase 250,000 shares in January 1996, 190,000 of which had an exercise price of $0.516 and 60,000 of which had an exercise price of $0.469.

(3) Mr. Kelly exercised options to purchase 300,000 shares in January 1996, 150,000 of which had an exercise price of $0.375 and 150,000 of which had an exercise price of $0.469.

COMPENSATION OF DIRECTORS

         Effective November 15, 1995, a director who is not an employee of the Company and who holds the position of director at the opening of business on December 1, 1995 and on each successive December 1, is paid an annual retainer of $5,000 for serving as a director of the Company. Directors of the Company are also reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board and of the Committees to which they are elected.

         The Company has retained Albert M. Zlotnick, its former Chairman and Chief Executive Officer, as a consultant for a period of two years from December 1, 1995, at a rate of $15,000 per month. Mr. Zlotnick is to endeavor to find acquisition opportunities for the Company. Should the Company consummate an acquisition within 18 months of an opportunity identified by Mr. Zlotnick, he will be due a commission upon closing of such acquisition, of 1 1/2% of the purchase price.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         The Company has retained Donald T. Pascal as an Executive Officer for a period of three years from November 15, 1995. As compensation for his services, Mr. Pascal was granted options and warrants to purchase 800,000 shares of Common Stock at a price of $.885 per share, and, effective January 1, 1996, the Company pays $125,000 per year for his services.

         The Company has retained Deborah A. Farrington as an Executive Officer for a period of three years from November 15, 1995. As compensation for her services, Ms. Farrington was granted options and warrants to purchase 400,000 shares of Common Stock at a price of $.885 per share and, effective January 1, 1996, the Company pays $25,000 per year for her services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         On November 15, 1995, the Board of Directors formed a Stock Option and Compensation Committee, the current members of which are Louis Marx, Jr. and Michael A. Weatherly. Prior to November 8, 1995, the Compensation Committee consisted of Michael S. Berlin, Irving I. Lassoff and James A. Martin, III. Except for

Mr. Marx, none of the members of the Stock Option and Compensation Committee during the last fiscal year were officers or employees of the Company. During the year ended December 31, 1995, no executive officer of the Company served as a director or a member of the Compensation Committee (or other board committee performing equivalent functions) of another entity one of whose executive officers served on the Stock Option and Compensation Committee, the Compensation Committee or the Board of Directors of the Company.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)     Security Ownership of Certain Beneficial Owners.

         The following table sets forth, as of March 8, 1996, information regarding the holdings of all persons known to own beneficially more than 5% of the Common Stock. Also set forth are the shares of Common Stock beneficially owned as of that date by each executive officer and director and all officers and directors as a group. Unless otherwise indicated, such ownership is believed to be direct, with sole voting and investment powers.


                                           SHARES BENEFICIALLY          PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                OWNED               CLASS  (1)
------------------------------------       ---------------------        -----------
Victory Capital LLC                              7,860,028 (2)            36%
645 Madison Avenue
New York, NY  10022

-------------------

(1) Based on 21,886,301 shares of Common Stock outstanding, not including 826,405 shares held as Treasury Stock.
(2) Based on Amendment No. 14 to Schedule 13D, filed January 31, 1996, by Forschner Enterprises, Inc., (which has since merged with and into Victory Capital LLC) and its affiliates.

         (b)     Security Ownership of Directors and Officers

         The following table sets forth the beneficial ownership of the Company's Common Stock as of March 8, 1996, by each director and officer and all directors and officers as a group. All shares are subject to the named person's sole voting and investment power, except where otherwise indicated.

                                                                  APPROX. PERCENT
                                    SHARES BENEFICIALLY             BENEFICIALLY
 NAME                                     OWNED                      OWNED (1)
 ----                               -------------------           ---------------
 A. Clinton Allen                             158,334(2)                 *
 Ramon D. Ardizzone                            25,000(3)                 *
 Clarke H. Bailey                             133,334(4)                 *
 Charles J. Di Bona II                        133,334(5)                 *
 Deborah A. Farrington                        448,334(6)                2.0%
 Herbert M. Friedman                           25,000(3)                 *
 Robert E. Kelly                              590,100(7)                2.6%
 Louis Marx, Jr.                                  -0-(8)
 Donald T. Pascal                             266,667(9)                1.2%
 Michael Weatherly                                -0-                    *
 Albert M. Zlotnick                           878,000(10)               3.9%

 All directors and officers                                            10.8%
 as a group (11 persons)                    2,658,103(8)

-----------------------------
 *       Less than 1% of the Class.

(1) Based on 21,886,301 shares of Common Stock outstanding, not including 826,405 shares held as Treasury Stock.
(2) Consists of 133,334 shares issuable upon exercise of warrants granted by the Company which are currently exercisable and 25,000 shares issuable upon exercise of options granted by the Company which become exercisable on April 7, 1996. Does not include an additional 266,666 shares issuable upon exercise of warrants granted by the Company which are not currently exercisable.
(3) Consists of shares issuable upon exercise of a warrant granted by the Company which is currently exercisable.
(4) Consists of 133,334 shares issuable upon exercise of warrants granted by the Company which are currently exercisable. Does not include an additional 266,666 shares issuable upon exercise of warrants granted by the Company which are not currently exercisable.
(5) Consists of 50,000 shares held directly and 83,333 shares issuable upon exercise of warrants which are currently exercisable. Does not include an additional 166,667 shares issuable upon exercise of warrants granted by the Company which are not currently exercisable.
(6) Consists of 315,000 shares held directly, 118,334 shares issuable pursuant to options which are currently exercisable and 15,000 shares issuable pursuant to a warrant which is currently exercisable. Does not include an additional 236,666 shares issuable upon exercise of options which are not currently exercisable and 30,000 shares issuable upon exercise of warrants which are not currently exercisable.
(7) Consists of 580,100 shares held directly and 10,000 shares issuable upon exercise of options which are currently exercisable. Does not include an additional 20,000 shares issuable upon exercise of options which are not currently exercisable.
(8) Does not include 6,996,178 shares of Common Stock held directly by Victory and 863,850 held directly by Brae Group, Inc. Mr. Marx may be deemed to be the indirect beneficial owner, within the meaning of Rule 13d-3 promulgated under the Exchange Act, of such shares. Mr. Marx disclaims beneficial ownership thereof.
(9) Consists of 153,334 shares issuable upon exercise of options which are currently exercisable and 113,333 shares issuable upon exercise of warrants which are currently exercisable. Does not include an additional 306,666 and 226,667 shares issuable upon exercise of options and warrants, respectively, which are not currently exercisable.
(10) Consists of 853,000 shares held directly and 25,000 shares issuable upon exercise of warrants which are currently exercisable.



ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 On November 8, 1995, Beverly Hills Bancorp sold to Victory its holdings of the Company owned directly and indirectly (4,740,000 shares) for $.90 per share. Victory also purchased, or agreed to purchase certain shares of the Company owned by Albert M. Zlotnick (1,731,000 shares) and Michael S. Berlin (248,250 shares) at $.90 per share. As a result of this and other transactions, Victory and affiliates hold approximately 36% of the outstanding common stock of the Company. Subsequent to this transaction, all of the prior directors of the Company resigned (except for Albert M. Zlotnick and A. Clinton Allen) and were replaced by directors recommended by Victory.

                 As of January 1, 1996, the Company rents office space from, and makes certain support personnel payments to, Victory and Noel on a month-to-month basis at a monthly cost of $12,750. During 1995 and 1994, the Company was located in space rented from an unaffiliated third party on a month-to-month basis at a monthly cost of $2,500.

         Reference is also made to the section entitled "Compensation of Directors".

                                    PART IV

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K


                 (a)      Exhibits:
                          See List of Exhibits pages E-1 to E-3.

                 (b)      Reports on Form 8-K:
                          Form 8-K, relating to Item 1, "Change in Control of Registrant," was filed on November 22, 1995, and is incorporated herein by reference.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Tigera Group, Inc.



We have audited the accompanying consolidated balance sheet of Tigera Group, Inc. and Subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tigera Group, Inc. and Subsidiary at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.





                                                                BDO Seidman, LLP





New York, New York
February 15, 1996, except for Note 9,
   which is as of March 7, 1996.

                       TIGERA GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                               DECEMBER 31, 1995



                           ASSETS

Cash and Cash Equivalents                                                                $    176,000

United States Treasury Bills                                                               10,860,000

Other Assets, including restricted cash of $1,000,000                                       1,123,000
                                                                                         ------------


    Total Assets                                                                         $ 12,159,000
                                                                                         ============




               LIABILITIES AND
            STOCKHOLDERS' EQUITY

Accounts Payable and Accrued Liabilities                                                 $    104,000
                                                                                         ------------

Total Liabilities                                                                             104,000
                                                                                         ------------

Commitments & Contingencies

Stockholders' Equity:
    Preferred Stock - par value $.01 per share;
         authorized 10,000,000 shares, none issued
    Series B Common Stock - par value $.01 per share;
         authorized 750,000 shares, none issued
    Common Stock - par value $.01 per share;
         authorized 40,000,000 shares, outstanding
         21,286,301 shares, net of 826,405 shares
         held in treasury                                                                     213,000

    Additional Paid-in Capital                                                            108,742,000

    Accumulated Deficit                                                                   (96,900,000)
                                                                                         ------------

Total Stockholders' Equity                                                                 12,055,000
                                                                                         ------------

    Total Liabilities and Stockholders' Equity                                           $ 12,159,000
                                                                                         ============





          See Accompanying Notes to Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994




                                                                             1995                1994
                                                                         ------------       ------------
Lease Revenue                                                            $     ---           $  190,000
Depreciation of Revenue-Earning Vehicles                                       ---             (123,000)
                                                                         ------------       ------------
Gross Profit                                                                   ---               67,000

Operating Expenses:
    General and Administrative                                              (853,000)          (830,000)
    Loss on Disposition of Revenue-Earning Vehicles                              ---           (194,000)
                                                                         ------------       ------------
Operating Loss                                                              (853,000)          (957,000)


Other Income:
    Interest Income                                                          700,000            475,000
    Proceeds from Sale of Minority Interest in Panavision                        ---             50,000
                                                                         ------------       ------------
Net Loss                                                                 $  (153,000)        $ (432,000)
                                                                         ============       ============


Net Loss Per Share                                                        $   (.01)          $   (.02)
                                                                          ===========       ============




Weighted Average Number of Common
    Shares Outstanding                                                     21,286,301         21,286,301
                                                                           ==========         ==========





          See Accompanying Notes to Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994





                                      Common Stock            Additional                           Total
                                -----------------------        Paid-In         Accumulated      Stockholders'
                                  Shares         Amount        Capital           Deficit           Equity
                                ----------     --------      ------------     -------------      -----------
December 31, 1993               21,286,301     $213,000      $108,742,000     $(96,315,000)     $12,640,000

  Net Loss for the Year           ------        ------          ------            (432,000)        (432,000)
                                ----------     --------      ------------     -------------      -----------



December 31, 1994               21,286,301      213,000       108,742,000      (96,747,000)      12,208,000

  Net Loss for the Year           ------        ------          ------            (153,000)        (153,000)
                                ----------     --------      ------------     -------------      -----------


December, 31, 1995              21,286,301     $213,000      $108,742,000     $(96,900,000)      $12,055,000
                                ==========     ========      ============     =============      ===========





          See Accompanying Notes to Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994




                                                                           1995                1994
                                                                       -------------      -------------
Cash Flows from Operating Activities:
    Net Loss                                                           $    (153,000)     $    (432,000)
    Adjustments to Reconcile Net Loss to Net
    Cash Used in Operating Activities:
         Depreciation of Revenue-Earning Vehicles                              ---              123,000
         Loss on Disposition of Revenue-Earning Vehicles                       ---              194,000
    Change in Assets and Liabilities:
         Decrease/(Increase) in Other Assets                                   8,000            (37,000)
         (Decrease)/Increase in Accounts Payable and
            Accrued Liabilities                                              (47,000)            27,000
                                                                       -------------      -------------

    Net Cash Used in Operating Activities                                   (192,000)          (125,000)
                                                                       -------------      -------------


Cash Flows from Investing Activities:
    Purchases of United States Treasury Bills                            (16,021,000)       (15,665,000)
    Sales of United States Treasury Bills                                 16,175,000         14,223,000
    Proceeds from Sales of Revenue-Earning Vehicles                         ---               1,600,000
                                                                       -------------      -------------

    Net Cash Provided by Investing Activities                                154,000            158,000
                                                                       -------------      -------------


Net (Decrease)/Increase in Cash and
    Cash Equivalents                                                         (38,000)            33,000

Cash and Cash Equivalents at
    Beginning of Year                                                        214,000            181,000
                                                                       -------------      -------------


Cash and Cash Equivalents at
    End of Year                                                        $     176,000      $     214,000
                                                                       =============      =============





          See Accompanying Notes to Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995



Note 1 -         Summary of Significant Accounting Policies:

                 Business Activity:

                 The principal activity of Tigera Group, Inc. ("Tigera") consists of seeking and evaluating candidates for acquisition.

                 Principles of Consolidation:

                 The consolidated financial statements include the accounts of Tigera and its wholly-owned subsidiary, San Carlos Insurance Ltd.
(collectively, the "Company"), after the elimination of all intercompany accounts and transactions.

                 Reclassification:

                 Certain prior year amounts have been reclassified to conform to the current year presentation.

                 Cash and Cash Equivalents:

                 For purposes of the consolidated financial statements, the Company considers all bank time deposits, commercial paper and certificates of deposit with an original maturity of three months or less to be cash equivalents.

                 United States Treasury Bills:

                 The Company adopted the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS 115, the Company has classified its United States Treasury Bills as available-for-sale. Available-for-sale securities are stated at market and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below amortized cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

                 Since the market value of the United States Treasury Bills approximated amortized cost, the adoption of SFAS 115 did not have a material effect on the Company's consolidated financial statements.

                 Net Loss per Share:

                 Net loss per share is based on the weighted average number of common shares outstanding during each period. Common share equivalents (Common Stock options and warrants) have not been included in the calculation because the effect would decrease the loss per share.

                 Income Taxes:

                 Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement provides that deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The effect of this adoption was not material.

                 Effect of New Accounting Principles:

                 The Company does not presently intend to adopt the fair value method of accounting for stock options as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

Note 2 -         Disposition of Revenue-Earning Vehicles:

                 In 1994, the Company sold its remaining ownership interest in certain leased trucks to Lend Lease Trucks, Inc. ("Lend Lease"), simultaneously with Lend Lease's sale of its operating assets and contracts to Ryder System Inc. As a result of this transaction, the Company recognized a loss of approximately $194,000.

Note 3 -         Sale of Minority Interest in Panavision:

                 On March 31, 1989, the Company loaned Panavision (Canada) Corporation ("Panavision"), a Canadian corporation primarily engaged in the rental of cameras, lenses and other related film and television industry equipment, approximately $1,471,000. Due to substantial operating losses and Panavision's default of certain covenants under its senior secured term loan agreement, the Company reserved for the Panavision loan in 1991. As a result of Panavision's restructuring during December 1992, the Company's loan was converted into a minority investment in Panavision. The Company received net proceeds of approximately $50,000 for its minority investment in Panavision, which amount was recorded as of December 31, 1994.

Note 4 -         Stockholders' Equity:

                 1991 Stock Incentive Plan:

                 During 1991, the Company's Board of Directors adopted and the Company's stockholders approved the 1991 Stock Incentive Plan (the "Plan").
The total number of shares of Common Stock which may be issued pursuant to the Plan shall not exceed 2,100,000 shares, subject to adjustment in the event of a stock split or similar action. Pursuant to the Plan, incentive stock options, non-qualified stock options, restricted stock and performance shares may be granted to such officers, directors, and employees of the Company, and to such consultants to the Company and such other persons or entities, as the Stock Option Committee of the Board of Directors (the "Committee") shall select. All incentive stock options (ISO's"), which may be granted only to employees and which provide certain tax advantages to the optionee, have an exercise price of at least 100 percent of the fair market value of a share of Common Stock on the date the option is granted. No ISO's will be exercisable more than ten years after the date of grant. ISO's granted to ten percent stockholders have an exercise price of at least 110 percent of fair market value and may not be exercisable after the expiration of five years from grant. The exercise price and the term of non-qualified stock options ("NQSO's") are determined by the Committee at the time of grant.

                 The Plan also provides for grants of Formula Options ("FO's"), which are options for 25,000 shares of Common Stock with an option exercise price equal to the fair market value of a share of Common Stock on the date of grant, to non-employee directors. The options are exercisable in full on the first anniversary of the date of grant.

                 The following table summarizes the activity in the Plan for the two years ended December 31, 1995:

                                                                         Number of Shares
                                                            ------------------------------------------      Options Price
                                                               ISO's           NQSO's        FO's             Per Share
                                                               -----           ------        ----           -------------
Outstanding at January 1, 1994
    and December 31, 1994                                        150,000         -----        100,000       $.375  -  $.625

Granted during 1995                                            1,047,964        302,036       150,000       $.469  -  $.885

Canceled during 1995                                              -----          -----       (125,000)      $.719

                                                               ---------        -------       -------

Outstanding at December 31, 1995                               1,197,964        302,036       125,000       $.375  -  $.885
                                                               =========        =======       =======



                 At December 31, 1995, ISO's to purchase 725,988 shares at prices ranging from $.375 to $.885, NQSO's to purchase 140,679 shares at prices ranging from $.469 to $.885 and FO's to purchase 100,000 shares at $.625 were exercisable and 275,000 shares remain available for future grants.

                 1980 Stock Option Plan:

                 The Company's 1980 Stock Option Plan, as amended, which terminated pursuant to its terms on August 3, 1991, provided for the grant of incentive stock options and allowed for an automatic grant of a nonsuitability option to purchase 25,000 shares of Common Stock to each non-employee member of the Board of Directors at the Annual Meeting of Stockholders. The option prices were equal to the fair market value of the Common Stock on the grant date and the options were immediately exercisable. During 1994, no options were exercised and options to purchase 110,000 shares at prices ranging from $.66 to $2.44 (average option price of $1.65) were canceled. No options were outstanding at December 31, 1994.

                 Series B Common Stock:

                 The Company has authorized 750,000 shares of Series B Common Stock ($.01 par value). No shares have been issued to date. The dividend, voting and liquidation rights of the Series B Common Stock are to be less in amount than those of the Common Stock into which the Series B Common Stock is potentially convertible.

                 Preferred Stock:

                 The Company has authorized 10,000,000 shares of preferred stock ($.01 par value). No shares have been issued to date.

                 Common Stock Warrants:

                 The Company has issued warrants on April 1, 1991, to purchase up to 100,000 shares of Common Stock at an exercise price of $1.00 per share to each of Joseph M. Girard and James S. Campbell (former members of the Board of Directors). The warrants were issued to Messrs. Girard and Campbell as part of their compensation as members of the Independent Committee of the Board of Directors for a proposed transaction with Lend Lease. The exercise price exceeded the fair market value of the stock at the date of grant. Accordingly, no charge to operations was required. No warrants have been exercised as of December 31, 1995, and the warrants are exercisable until April 30, 1997.

                 On November 15, 1995, the Company issued warrants to purchase 1,555,000 shares of Common Stock at an exercise price of $.885 per share (fair market value on date of grant) to certain directors, officers and consultants to the Company. The warrants were issued for the individuals' service on the Board of Directors and/or their service to the Company. The warrants, other than those to purchase 75,000 shares of Common Stock which were immediately exercisable, become exercisable in equal yearly increments from the date of grant to November 15, 1997, and expire on November 15, 2005. As of December 31, 1995, warrants to purchase 568,333 shares were exercisable and no warrants had been exercised.

                 On December 26, 1995, the Company issued warrants to purchase 25,000 shares of Common Stock at an exercise price of $.719 per share to each of five (5) former directors who had resigned on November 8, 1995, in connection with the transaction discussed in Note 8. At the same time, the former directors surrendered Formula Options which had been granted to them on similar terms on April 7, 1995. As of December 31, 1995, no warrants have been exercised and all of the warrants are exercisable until November 8, 1996.

Note 5 -         Commitments and Contingencies:

                 Insurance Coverage and Indemnity of Officers and Directors:

                 In 1986, the Company established a wholly owned subsidiary, San Carlos Insurance Ltd., ("San Carlos") engaged in the business of providing directors' and officers' liability insurance. In the event that a legal action is filed against any officer or director of the Company acting in the capacity of officer and/or director, San Carlos will cover the claim up to a limited amount, after the exhaustion of any applicable liability insurance with an outside insurance company, and the amount covered would result in a charge to the Company's consolidated operating results at such time. In addition, the stockholders and Board of Directors approved agreements indemnifying the officers and directors acting in that capacity. Under these agreements, the Company would advance legal costs in the event a legal action is filed involving an indemnified officer or director, if he/she acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company. Restricted cash of $1,000,000 has been set aside to cover such claims and is not available for use by the Company. This restricted cash is included in other assets in the accompanying consolidated balance sheet. As of December 31, 1995, the Company had $2,000,000 of primary directors' and officers' liability insurance coverage with an outside insurance company for a total coverage of $3,000,000, subject to certain exclusions.

                 Investment Company Act:

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

Note 6 -         Derivative Lawsuit:

                 On December 3, 1991, Civil Action No. 12374, Smith vs. Gilinski, et al, was filed in the Court of Chancery of the State of Delaware (the "Court") by a stockholder as a derivative action against eleven former officers and directors of the Company and the Company as a nominal defendant. The parties have reached an agreement in principle to settle the litigation. Pursuant to that agreement, the Company's directors' and officers' outside insurance carrier will pay to the Company $140,000.00 (the "Settlement Fund"). The plaintiff will apply to the Court for an award of attorneys' fees and expenses, to be paid from the Settlement Fund. Defendants have agreed not to oppose payment to plaintiff of attorneys' fees and expenses up to $55,000. The settlement is subject to the execution of final documents and to Court approval. See Note 5, "Insurance Coverage and Indemnity of Officers and Directors."

Note 7 -         Income Taxes:

                 The Company files a consolidated federal income tax return. The Company recognizes certain expenses for income tax purposes in years different from those in which they are provided for in financial reporting.

                 As of December 31, 1995, the Company has net operating loss carryforwards of approximately $88,000,000, which are available to offset future taxable income expiring from 1996 through 2010. The Company also has available investment and research and development credits of approximately $2,000,000 expiring in 1996 through 2000. The ability of the Company to utilize these carryforwards in future years may be limited, or even eliminated.

                 Specifically, the Internal Revenue Code of 1986, as amended (the "Code"), imposes substantial limitations under certain circumstances on the use of net operating loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" can result from issuances of equity securities by the Company, purchases of the Company's securities by the Company, purchases of the Company's securities in the secondary market by existing or new stockholders or a combination of the foregoing. The Company's desire to issue new equity securities could be limited in order to prevent such an "ownership change" from occurring. Alternatively, certain shareholders could occasion an ownership change if they substantially increased their ownership of the Company's Common Stock. The Company has determined that an "ownership change" has not occurred through December 31, 1995, based on the information available to it.

                 As of December 31, 1995, the deferred tax assets related to the net operating loss carryforwards and investment and research and development credit carryforwards totaling approximately $36,000,000 have been fully offset by valuation allowances, since the utilization of such amounts is uncertain.

Note 8 -         Related Party Transactions:

                 On November 8, 1995, Beverly Hills Bancorp sold to Victory Capital LLC, formerly Forschner Enterprises, Inc. ("Victory") its holdings of Tigera shares owned directly and indirectly (4,740,000 shares) for $.90 per share. Victory also purchased, or agreed to purchase, certain shares of Tigera owned by Albert M. Zlotnick (1,731,000 shares) and Michael S. Berlin (248,250 shares) at $.90 per share. Tigera retained Albert M. Zlotnick as a consultant for a period of two years from December 1, 1995, at a rate of $15,000 per month. From February 1, 1993 to November 30, 1995, Mr. Zlotnick served as Chairman of the Board and Chief Executive Officer of the Company at a rate of $20,000 per month.

                 As a result of this and other transactions, Victory and affiliates hold approximately 36% of the outstanding common stock of the Company. Subsequent to this transaction, all of the prior directors of the Company resigned (except for Albert M. Zlotnick and A. Clinton Allen) and were replaced by directors recommended by Victory.

                 As of January 1, 1996, the Company rents office space from, and makes certain support personnel payments to, Victory and Noel on a month-to-month basis at a monthly cost of $12,750. During 1995 and 1994, the Company was located in space rented from an unaffiliated third party on a month-to-month basis at a monthly cost of $2,500.

Note 9 -         Subsequent Event:

                 On March 7, 1996, the Company announced that it has reached an agreement in principle to acquire a controlling interest in a privately held manufacturing and distribution company. The company, which was not identified, reported sales in the $75,000,000-$100,000,000 range in 1995. The acquisition is subject to the conclusion of a mutually acceptable definitive acquisition agreement, as well as numerous other conditions.

                               INDEX OF EXHIBITS


                                                                                            Sequentially
 Exhibit                                                                                      Numbered
 Number                                          Description                                    Page
 ------                                          -----------                                ------------
 2                    Plan of acquisition, reorganization, arrangement, liquidation or succession. None.

 3                    Articles of Incorporation and By-Laws.

                      3.1    Certificate of Amendment of the Restated Certificate of
                             Incorporation of the Registrant dated July 21, 1987
                             (incorporated by reference to Exhibit 3.1 to the
                             Company's Annual Report on Form 10-K for the year ended
                             December 31, 1987).

                      3.2    Amended and Restated By-Laws of the Registrant
                             (incorporated by reference to Exhibit 3.2 to the
                             Company's Annual Report on form 10-K for the year ended
                             December 31, 1988).

 4                    Instruments defining the rights of security holders, including indentures.

                      4.1    Reference is made to Exhibits 3.1 and 3.2.

 9                    Voting Trust Agreements.  None.


 10                   Material Contracts.

                      10.1    Letter Agreement dated April 11, 1991, among Joseph M.
                              Girard and James S. Campbell and the Registrant
                              (incorporated by reference to Exhibit of the same
                              number to the Company's Annual Report on Form 10-K for
                              the year ended December 31, 1991).

                      10.2    Registrant's 1991 Stock Option Plan (incorporated by
                              reference to Exhibit of the same number to the
                              Company's Annual Report on Form 10-K for the year ended
                              December 31, 1991).

                      10.3    Form of Non-Employee Stock Option Agreement used in
                              connection with the 1991 Stock Option Plan
                              (incorporated by reference to Exhibit of the same
                              number to the Company's Annual Report on Form 10-K for
                              the year ended December 31, 1991).

                      10.4    Form of Incentive Stock Option Agreement used in
                              connection with the 1991 Stock Option Plan
                              (incorporated by reference to Exhibit of the same
                              number to the Company's Annual Report on Form 10-K for
                              the year ended December 31, 1991).

                      10.5    Form of Incentive Stock Option Agreement used in                    31
                              connection with the 1991 Stock Option Plan, filed
                              herewith.

                      10.6.   Form of Employee Non-Qualified Stock Option Agreement               39
                              used in connection with the 1991 Stock Option Plan,
                              filed herewith.

                      10.7.   Form of non-Employee Non-Qualified Stock Option                     47
                              Agreement used in connection with the 1991 Stock Option
                              Plan, filed herewith.

                                                                                            Sequentially
 Exhibit                                                                                      Numbered
 Number                                          Description                                    Page
 ------                                          -----------                                ------------
                     10.8    Form of Warrant Agreement dated as of April 11, 1991,               55
                             by and between the Registrant and each of James S.
                             Campbell and Joseph M. Gerard, filed herewith.

                     10.9    Form of Warrant Agreement dated as of November 15,                  63
                             1995, by and between the Registrant and each of Donald
                             T. Pascal and Deborah A. Farrington, filed herewith.

                     10.10   Form of Warrant Agreement dated as of November 15,                  71
                             1995, by and between the Registrant and each of Messrs.
                             Julien H. Meyer III and Francis G. Hayes, filed
                             herewith.

                     10.11   Form of Warrant Agreement dated as of November 15,                  79
                             1995, by and between the Registrant and each of A.
                             Clinton Allen and Clarke H. Bailey, filed herewith.

                     10.12   Form of Warrant Agreement dated as of November 15,                  87
                             1995, by and between the Registrant and each of Ramon
                             Ardizzone, Albert M. Zlotnick and Herbert M. Friedman,
                             filed herewith.

                     10.13   Form of Warrant Agreement dated as of December 26,                  94
                             1995, by and between the Registrant and each of Michael
                             S. Berlin, Philip R. Hankin, Irving I. Lassoff, James
                             A. Martin III and Daniel A. Rivetti, filed herewith.

                     10.14   Employment Agreement dated as of November 15, 1995, by              99
                             and between the Registrant and Donald T. Pascal, filed
                             herewith.

                     10.15   Employment Agreement dated as of November 15, 1995, by              102
                             and between the Registrant and Deborah A. Farrington,
                             filed herewith.

                     10.16   Form of Consulting Agreement dated as of November 15,               105
                             1995, by and between the Registrant and each of Messrs.
                             Julien H. Meyer III and Francis G. Hayes, filed
                             herewith.

 11                  Statement re computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial statements herein.

 16                  Letter re change in accountants.  None

 18                  Letter re change in accounting principles.  None

 22 Subsidiaries of the Registrant (incorporated by reference to Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).


 23                  Consent of Experts and Counsel.  Not applicable.

 24                  Power of Attorney.  None

                                                                                            Sequentially
 Exhibit                                                                                      Numbered
 Number                                          Description                                    Page
 ------                                          -----------                                ------------
 28                  Information from reports furnished to state insurance
                     regulatory authority:  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   March 25, 1996             TIGERA GROUP, INC.
                                    ------------------
                                       (Registrant)



                                    By:   /s/   Donald T. Pascal
                                         ------------------------------------
                                           Donald T. Pascal
                                           President and
                                           Chief Executive Officer



                                    By:   /s/   Robert E. Kelly
                                         ------------------------------------
                                           Robert E. Kelly
                                           Principal Accounting Officer,
                                           Senior Vice President, Chief
                                           Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                        REGISTRANT:   TIGERA GROUP, INC.


      Signature                                                 Title                                       Date
      ---------                                                 -----                                       ----
 /s/ A. Clinton Allen                                       Director                                    March 25, 1996
--------------------------------
(A. Clinton Allen)



/s/ Ramon D. Ardizzone                                      Director                                    March 25, 1996
---------------------------
(Ramon D. Ardizzone)



/s/ Clarke H. Bailey                                        Director                                    March 25, 1996
--------------------------------
(Clarke H. Bailey)



 /s/ Deborah A. Farrington                                  Director, Co-Chairman of the                March 25, 1996
----------------------------                                Board
(Deborah A. Farrington)



 /s/ Herbert M. Friedman                                    Director                                    March 25, 1996
----------------------------
(Herbert M. Friedman)



 /s/ Louis Marx, Jr.                                        Director, Co-Chairman of the                March 25, 1996
--------------------------------                            Board
(Louis Marx, Jr.)



 /s/ Donald T. Pascal                                       Director, President and Chief               March 25, 1996
-------------------------------                             Executive Officer
(Donald T. Pascal)



                                                            Director
-----------------------------
(Michael A. Weatherly)



 /s/ Albert M. Zlotnick                                     Director                                    March 25, 1996
--------------------------------
(Albert M. Zlotnick)

                               INDEX OF EXHIBITS


 Exhibit
 Number                                  Description
 ------                                  -----------

 2 Plan of acquisition, reorganization, arrangement, liquidation or succession. None.

 3            Articles of Incorporation and By-Laws.

              3.1 Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated July 21, 1987 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

              3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on form 10-K for the year ended December 31, 1988).

 4 Instruments defining the rights of security holders, including indentures.

              4.1    Reference is made to Exhibits 3.1 and 3.2.

 9            Voting Trust Agreements.  None.


 10           Material Contracts.

              10.1 Letter Agreement dated April 11, 1991, among Joseph M. Girard and James S. Campbell and the Registrant (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

              10.2 Registrant's 1991 Stock Option Plan (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

              10.3 Form of Non-Employee Stock Option Agreement used in connection with the 1991 Stock Option Plan
                      (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

              10.4 Form of Incentive Stock Option Agreement used in connection with the 1991 Stock Option Plan
                      (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

              10.5 Form of Incentive Stock Option Agreement used in connection with the 1991 Stock Option Plan, filed herewith.

              10.6. Form of Employee Non-Qualified Stock Option Agreement used in connection with the 1991 Stock Option Plan, filed herewith.

              10.7. Form of non-Employee Non-Qualified Stock Option Agreement used in connection with the 1991 Stock Option Plan, filed herewith.

 Exhibit
 Number                                  Description
 ------                                  -----------

             10.8 Form of Warrant Agreement dated as of April 11, 1991, by and between the Registrant and each of James S. Campbell and Joseph M. Gerard, filed herewith.

             10.9 Form of Warrant Agreement dated as of November 15, 1995, by and between the Registrant and each of Donald
                     T. Pascal and Deborah A. Farrington, filed herewith.

             10.10 Form of Warrant Agreement dated as of November 15, 1995, by and between the Registrant and each of Messrs. Julien H. Meyer III and Francis G. Hayes, filed herewith.

             10.11 Form of Warrant Agreement dated as of November 15, 1995, by and between the Registrant and each of A. Clinton Allen and Clarke H. Bailey, filed herewith.

             10.12 Form of Warrant Agreement dated as of November 15, 1995, by and between the Registrant and each of Ramon Ardizzone, Albert M. Zlotnick and Herbert M. Friedman, filed herewith.

             10.13 Form of Warrant Agreement dated as of December 26, 1995, by and between the Registrant and each of Michael
                     S. Berlin, Philip R. Hankin, Irving I. Lassoff, James
                     A. Martin III and Daniel A. Rivetti, filed herewith.

             10.14 Employment Agreement dated as of November 15, 1995, by and between the Registrant and Donald T. Pascal, filed herewith.

             10.15 Employment Agreement dated as of November 15, 1995, by and between the Registrant and Deborah A. Farrington, filed herewith.

             10.16 Form of Consulting Agreement dated as of November 15, 1995, by and between the Registrant and each of Messrs. Julien H. Meyer III and Francis G. Hayes, filed herewith.

 11 Statement re computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial statements herein.

 16          Letter re change in accountants.  None

 18          Letter re change in accounting principles.  None

 22 Subsidiaries of the Registrant (incorporated by reference to Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).


 23          Consent of Experts and Counsel.  Not applicable.

 24          Power of Attorney.  None

 27          Financial Data Schedule

 28 Information from reports furnished to state insurance regulatory authority: None