Form 10QSB
period 1996-03-31
TIGERA GROUP INC
filed 1996-05-13
CIK 714399

                    U. S. Securities and Exchange Commission
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT For the transition period from     to
                                                         ___    ___
                  Commission file number       0-12113

                               TIGERA GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

       DELAWARE                                                94-2691724
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

               667 MADISON AVENUE, 25TH FLOOR, NEW YORK, NY 10021
                    (Address of principal executive offices)

                                  212-644-8880
                          (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, outstanding as of May 10, 1996: 22,236,301 shares

   Transitional Small Business Disclosure Format (Check one):
      Yes [   ]    No [ X ]

                                     INDEX
                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                        3

           Condensed Consolidated Balance Sheet as of March 31, 1996        4

           Condensed Consolidated Statements of Operations                  5
              for the Three Months Ended March 31, 1996 and 1995

           Condensed Consolidated Statements of Cash Flows                  6
              for the Three Months Ended March 31, 1996 and 1995

           Notes to Condensed Consolidated Financial Statements           7-8

Item 2.    Management's Discussion and Analysis of                       9-10
              Results of Operations and Financial Condition

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11

SIGNATURE                                                                  12

PART I.      FINANCIAL INFORMATION

             Item 1. Tigera Group, Inc. -- Condensed Consolidated Financial Statements (Unaudited)

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

                      It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1995, included in the Tigera Group, Inc. Form 10-KSB Annual Report to the Securities and Exchange Commission.

                      The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

                      See Item 2 - "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                        TIGERA GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 1996

                           ASSETS
Cash and Cash Equivalents                                                             $    161,000

United States Treasury Bills                                                            11,141,000

Other Assets, including restricted cash of $1,000,000                                    1,128,000
                                                                                      ------------

     Total Assets                                                                     $ 12,430,000
                                                                                      ============



                   LIABILITIES AND
            STOCKHOLDERS' EQUITY

Accounts Payable and Accrued Liabilities                                              $    159,000
                                                                                      ------------

Total Liabilities                                                                          159,000
                                                                                      ------------
Commitments & Contingencies

Stockholders' Equity:

     Preferred Stock - par value $.01 per share;
         authorized 10,000,000 shares, none issued
     Series B Common Stock - par value $.01 per share; authorized 750,000 shares, none issued
     Common Stock - par value $.01 per share; authorized 40,000,000 shares, outstanding 21,911,301 shares, net of 826,405 shares
         held in treasury                                                                  219,000

     Additional Paid-in Capital                                                        109,035,000

     Accumulated Deficit                                                               (96,983,000)
                                                                                      ------------
Total Stockholders' Equity                                                              12,271,000
                                                                                      ------------
     Total Liabilities and Stockholders' Equity                                       $ 12,430,000
                                                                                      ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                         1996               1995
                                                         ----               ----
Operating Expenses:
     General and Administrative                     $  (245,000)        $  (217,000)
                                                    -----------         -----------

Operating Loss                                         (245,000)           (217,000)


Other Income:
     Interest Income                                    162,000             171,000
                                                    -----------         -----------

Net Loss                                            $   (83,000)        $   (46,000)
                                                    ===========         ===========

Net Loss Per Share                                  $       ---         $       ---
                                                     ==========          ==========



Weighted Average Number of Common
     Shares Outstanding                              21,682,134          21,286,301
                                                     ==========          ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                        TIGERA GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                  1996               1995
                                                                                  ----               ----
Cash Flows from Operating Activities:
     Net Loss                                                               $   (83,000)         $  (46,000)
     Adjustments to Reconcile Net Loss to Net
     Cash Used in Operating Activities:
         Change in Assets and Liabilities:
             (Increase)/Decrease in Other Assets                                 (5,000)             82,000
             Increase/(Decrease) in Accounts Payable and
                Accrued Liabilities                                              55,000             (69,000)
                                                                            -----------          ----------

     Net Cash Used in Operating Activities                                      (33,000)            (33,000)
                                                                            -----------          ----------


Cash Flows from Investing Activities:
     Purchases of United States Treasury Bills                               (1,661,000)         (3,272,000)
     Sales of United States Treasury Bills                                    1,380,000           3,300,000
                                                                            -----------          ----------

     Net Cash Provided by/(Used in) Investing Activities                       (281,000)             28,000
                                                                            -----------          ----------

Cash Flows from Financing Activities:
     Exercise of Stock Options                                                  299,000                 ---
                                                                            -----------          ----------
     Net Cash Provided by Financing Activities                                  299,000                 ---
                                                                            -----------          ----------

Net Decrease in Cash and Cash Equivalents                                       (15,000)             (5,000)

Cash and Cash Equivalents at Beginning of Period                                176,000             214,000
                                                                            -----------          ----------

Cash and Cash Equivalents at End of Period                                  $   161,000         $   209,000
                                                                            ===========         ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1996

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

              It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1995, included in the Tigera Group, Inc. Form 10-KSB Annual Report to the Securities and Exchange Commission.

Note 2 - Net Loss per Share:

              Net loss per share is based on the weighted average number of common shares outstanding during each period. Common share equivalents (common stock options and warrants) have not been included in the calculation because the effect would be anti-dilutive.

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

              Specifically, the Internal Revenue Code of 1986, as amended (the "Code"), imposes substantial limitations under certain circumstances on the use of net operating loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" can result from issuances of equity securities by the Company, purchases of the Company's securities by the Company, purchases of the Company's securities in the secondary market by existing or new stockholders or a combination of the foregoing. The Company's desire to issue new equity securities could be limited in order to prevent such an "ownership change" from occurring. Alternatively, certain shareholders could occasion an ownership change if they substantially increased their ownership of the Company's Common Stock. The Company has determined that an "ownership change" has not occurred through March 31, 1996, based on the information available to it.

              As of December 31, 1995, the deferred tax assets related to the net operating loss carryforwards and investment and research and development credit carryforwards totaling approximately $36,000,000 have been fully offset by valuation allowances, since the utilization of such amounts is uncertain.

Note 4 - Stockholders' Equity:

              During the three months ended March 31, 1996, options to purchase 625,000 shares of common stock at $.375 to $.625 per share were exercised. Also, on March 8, 1996, a warrant to purchase 250,000 shares of common stock at an exercise price of $2.03 per share (fair market value on date of grant) was granted. The warrant becomes exercisable in equal yearly increments from the date of grant to March 8, 1998, and will expire on March 8, 2006.

Note 5 - Agreement in Principle:

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

             Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                      March 31, 1996

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

                      General and administrative expenses, including expenses relating to the Company's search for acquisition candidates, day-to-day operational costs and professional fees, increased to $245,000 for the three months ended March 31, 1996, from $217,000 for the three months ended March 31, 1995. The increase was due to payments for salaries, office space and related costs in connection with the Company's search for an acquisition.

                      Interest income decreased to $162,000 for the three months ended March 31, 1996, from $171,000 for the three months ended March 31, 1995. The decrease is attributable to a decrease in interest rates on the Company's United States Treasury Bills.

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

                      As of December 31, 1995, the Company has net operating loss carryforwards of approximately $88,000,000, which are available to offset future taxable income expiring from 1996 through 2010. The Company also has available investment and research and development credits of approximately $2,000,000 expiring in 1996 through 2000. The ability of the Company to utilize these carryforwards in future years may be limited, or even eliminated. Specifically, the Internal Revenue Code of 1986, as amended (the "Code"), imposes substantial limitations under certain circumstances on the use of net operating loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" can result from issuances of equity securities by the Company, purchases of the Company's securities by the Company, purchases of the Company's securities in the secondary market by existing or new stockholders or a combination of the foregoing. The Company's desire to issue new equity securities could be limited in order to prevent such an

"ownership change" from occurring. Alternatively, certain shareholders could occasion an ownership change if they substantially increased their ownership of the Company's Common Stock. The Company has determined that an "ownership change" has not occurred through March 31, 1996, based on the information available to it.

                         Liquidity and Capital Resources

                      Cash and cash equivalent balances decreased to $161,000 as of March 31, 1996, compared with $176,000 as of December 31, 1995. The decrease is primarily attributable to the payment of general and administrative expenses in excess of interest income and the purchase of United States Treasury Bills.

                      As of March 31, 1996, the Company's principal source of funds consisted of $161,000 in cash and cash equivalents, and $11,141,000 of United States Treasury Bills. Near-term capital requirements for operating expenses and payment of liabilities are expected to be financed through cash flow from interest income and existing cash balances. The Company may finance future acquisitions from a number of sources, including but not limited to existing cash balances, bank debt, the use of promissory notes and the issuance of additional debt or, to the extent possible, equity securities.

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings

                      Reference is made to Note 6 in the Notes to Consolidated Financial Statements for the year ended December 31, 1995, included in the Tigera Group, Inc. Form 10-KSB Annual Report to the Securities and Exchange Commission.

             Item 6.  Exhibits and Reports on Form 8-K

                      (a)    Exhibits:  None.
                      (b)    Reports on Form 8-K:  None.

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

                                               TIGERA GROUP, INC.
                                               (Registrant)

                                               By:  /s/ Robert E. Kelly
                                                    ----------------------------
                                                    Robert E. Kelly
                                                    Senior Vice President,
                                                    Chief Financial Officer and
                                                    Principal Accounting Officer

Dated:    May 10, 1996

                                EXHIBIT INDEX


                         27 - Financial Data Schedule