Form 10QSB
period 1996-06-30
TIGERA GROUP INC
filed 1996-08-14
CIK 714399

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from

COMMISSION FILE NUMBER: 0-12113

                               TIGERA GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                    94-2691724
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                  667 Madison Avenue, New York, New York 10021
                    (Address of principal executive offices)

                                 (212) 644-8880
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                               No
                                ---                                  ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 22,261,301 shares of Common Stock, par value, $.01 per share, outstanding as of August 12, 1996.

Transitional Small Business Disclosure Format (check one):

                           Yes                                   No   X
                                ---                                  ---

                               TIGERA GROUP, INC.

                                      INDEX

                                                                                                        Page No.

PART I - FINANCIAL INFORMATION
Item 1.           Condensed Consolidated Balance Sheet (Unaudited)
                    as of June 30, 1996..................................................................3

                  Condensed Consolidated Income Statements
                    (Unaudited) for the Three Months Ended
                    June 30, 1996 and 1995 ..............................................................4

                  Condensed Consolidated Income Statements
                    (Unaudited) for the Six Months Ended
                    June 30, 1996 and 1995 ..............................................................5

                  Condensed Consolidated Statements of Cash
                    Flows (Unaudited) for the Six Months
                    Ended June 30, 1996 and 1995.........................................................6

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...............................................................7

                  Pro Forma Condensed Consolidated Income
                    Statements (Unaudited) for the Three Months
                    Months Ended June 30, 1996 and 1995 ................................................11

                  Pro Forma Condensed Consolidated Income
                    Statements (Unaudited) for the Six Months
                    Months Ended June 30, 1996 and 1995 ................................................12

                  Notes to Pro Forma Condensed Consolidated
                    Income Statements (Unaudited).......................................................13

Item 2.           Management's Discussion and Analysis or Plan
                    of Operations.......................................................................15

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings...................................................................II-1

Item 6.           Exhibits and Reports on Form 8-K....................................................II-1

                       Tigera Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                  June 30, 1996

                          ASSETS

Current Assets
  Cash and cash equivalents                                $     602,000
  United States Treasury Bills                                 1,453,000
  Restricted cash                                              1,000,000
  Accounts receivable                                         16,350,000
  Inventories, (primarily finished goods)                     11,120,000
  Prepaid expenses and other assets                              209,000
                                                           -------------
          Total current assets                                30,734,000

Property, plant and equipment                                  6,885,000
Unallocated purchase price, including deferred tax asset      25,361,000
Other assets                                                     352,000
                                                           -------------
          Total assets                                     $  63,332,000
                                                           =============
                        LIABILITIES

Current Liabilities
  Current portion of long term debt                        $   1,860,000
  Trade accounts payable                                      11,101,000
  Accrued liabilities                                          2,746,000
                                                           -------------
         Total current liabilities                            15,707,000

Long term debt                                                35,140,000
                                                           -------------
       Total liabilities                                      50,847,000
                                                           -------------
                   STOCKHOLDERS' EQUITY

Preferred stock - par value $.01 per share;
  authorized 10,000,000 shares, none issued
Series B. Common Stock - par value $.01 per share;
  authorized 750,000 shares, none issued
Common Stock - par value $.01;
  authorized 40,000,000 shares,
  outstanding 22,261,301 shares,
  net of 826,405
  shares held in treasury                                        223,000
Additional paid-in capital                                   109,337,000
Accumulated deficit                                          (97,075,000)
                                                           -------------
       Total stockholders' equity                             12,485,000
                                                           -------------
        Total liabilities' and stockholders' equity        $  63,332,000
                                                           =============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

               For the Three Months Ended June 30, 1996 and 1995

                                                  1996            1995
                                                  ----            ----
Net sales                                     $   7,947,000   $

Cost of goods sold                                5,816,000
                                              -------------   -------------
Gross profit                                      2,131,000

Selling, general and administrative expenses      2,132,000         236,000
                                              -------------   -------------
Operating loss                                       (1,000)       (236,000)

Other income (expense):
  Interest income                                   116,000         183,000
  Interest expense                                 (284,000)
  Other                                              (1,000)
                                              -------------   -------------
Net loss before income taxes and minority          (170,000)        (53,000)
    interest

Income tax benefit                                 (101,000)
                                              -------------   -------------
Net loss before minority interest                   (69,000)        (53,000)

Minority interest in subsidiary                     (23,000)
                                              -------------   -------------
Net loss                                      $     (92,000)  $     (53,000)
                                              =============   =============
Primary and Fully Diluted Net Loss per Share         ($0.00)         ($0.00)


Weighted Average Number of Common
  Shares and Common Share Equivalents:
           Primary                               24,773,161      21,469,388
           Fully Diluted                         24,875,016      21,469,388


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                 For the Six Months Ended June 30, 1996 and 1995

                                                        1996             1995
                                                        ----             ----
Net sales                                           $  7,947,000     $

Cost of goods sold                                     5,816,000
                                                    ------------     -------------
Gross profit                                           2,131,000

Selling, general and administrative expenses           2,377,000           453,000
                                                    ------------     -------------
Operating loss                                          (246,000)         (453,000)

Other income (expense):
  Interest income                                        278,000           354,000
  Interest expense                                      (284,000)
  Other                                                   (1,000)
                                                    ------------     -------------
Net loss before income taxes and minority interest      (253,000)          (99,000)

Income tax benefit                                      (101,000)
                                                    ------------     -------------
Net loss before minority interest                       (152,000)          (99,000)

Minority interest in subsidiary                          (23,000)
                                                    ------------     -------------
Net loss                                            $   (175,000)    $     (99,000)
                                                    ============     =============
Primary and Fully Diluted Net Loss per Share              ($0.01)           ($0.00)

Weighted Average Number of Common
  Shares and Common Share Equivalents:
           Primary                                    24,132,801        21,457,215
           Fully Diluted                              24,493,192        21,457,215


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 For the Six Months Ended June 30, 1996 and 1995

                                                              1996            1995
                                                              ----            ----
Cash flows from operating activities:
  Net loss                                               $  (175,000)     $   (99,000)
  Adjustments to reconcile net loss to net
   cash from (used in) operating activities:
    Depreciation and amortization                            123,000
    Minority interest                                         23,000
    Deferred taxes                                          (101,000)
    Changes in operating assets and liabilities:
      Decrease (increase) in:
       Accounts receivable                                    84,000
       Inventories                                           348,000
       Prepaid and other current assets                      126,000
       Deposits and other assets                             (15,000)         112,000
    Increase (decrease) in:
       Accounts payable                                     (967,000)
       Accrued liabilites                                   (313,000)         (62,000)
                                                         -----------      -----------
  Net cash used in operations                               (867,000)         (49,000)
                                                         -----------      -----------
Cash flows from investing activities:
  Purchases of property, plant, and equipment, net           (85,000)
  Sales of United States Treasury Bills                    9,407,000          206,000
  Purchase of 85% of the common stock of CPI,
    net of cash acquired of $756,000                      (7,234,000)
                                                         -----------      -----------
  Net cash provided by investing activities                2,088,000          206,000
                                                         -----------      -----------
Cash flows from financing activities:
  Repayment of debt                                       (1,400,000)
  Exercise of stock options and warrants                     605,000
                                                         -----------      -----------
  Net cash provided by financing activities                 (795,000)
                                                         -----------      -----------
Net increase in cash                                         426,000          157,000

Cash and cash equivalents, beginning of period               176,000          214,000
                                                         -----------      -----------
Cash and cash equivalents, end of period                 $   602,000      $   371,000
                                                         ===========      ===========

See Accompanying Notes to Condensed Consolidated Financial Statements

                       TIGERA GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Condensed Consolidated Financial Statements:

                  The Condensed Consolidated Financial Statements included herein have been prepared by Tigera Group, Inc. ("Tigera"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.

                  It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1995, included in the Tigera Group, Inc. Form 10-KSB Annual Report to the Securities and Exchange Commission, and with the Financial Statements of Connectivity Products Incorporated and the Notes thereto for the year ended December 31, 1995, included in Amendment No. 1 to the Tigera Group, Inc. Current Report on Form 8-K dated May 31, 1996.

Note 2 - Nature of Operations and Basis of Presentation:

                  The 1996 condensed consolidated balance sheet as of June 30, 1996, includes the accounts of Tigera, its wholly-owned subsidiary, San Carlos Insurance Ltd., and its 85% owned subsidiary, Connectivity Products Incorporated ("CPI") (collectively referred to as the "Company"). The 1996 condensed consolidated statement of operations includes the results of operations of CPI subsequent to May 31, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  The primary business of the Company is the distribution and manufacture of wire and cable products. The Company's operations include the distribution of a full line of wire and cable products for the computer networking market and the security, signal and sound markets, as well as the manufacture and assembly of wire and cable products. Principal manufacturing markets include security, factory automation, signal and sound.

Note 3 - Acquisition of Connectivity Products Incorporated:

                  On May 31,1996, the Company acquired for $7.99 million 85% of the outstanding common stock of CPI. Concurrent with the acquisition, CPI redeemed 1,274 shares of its common stock for approximately $7.62 million in cash, an aggregate of $6 million in subordinated notes, an aggregate of $3 million in subordinated contingent notes, and forgiveness of $2 million of stockholder notes (see the Company's Current Report on Form 8-K dated May 31,1996, as amended by Form 8- K/A, for a further explanation of this transaction).

                  This transaction has been accounted for as a purchase, and the assets and liabilities of CPI are stated at estimated fair value as of the May 31, 1996 acquisition date. The revaluing of the assets and liabilities resulted in a write-up of net property, plant and equipment and unallocated purchase price of approximately $25,361,000. The unallocated purchase price consists of net operating loss tax carryforwards which will be benefitted, identifiable intangible assets and goodwill. Goodwill will be amortized over 25 years and other intangible assets (principally refinancing and acquisition costs and amounts related to non compete agreements) will be amortized over approximately 5 years. The purchase price allocation is an estimate and will be finalized in connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 1996.

                  Included in Item 1 of this Form 10-QSB are pro forma condensed consolidated results of operations as if the acquisition had occurred on January 1, 1995.

Note 4 - Debt

Debt at June 30, 1996 (all of which was assumed as part of the Acquisition) consists of the following:

    Revolving credit (see below)                                                      $12,400,000

    Term loan, due in quarterly installments of $697,500 to $930,000
        through May 31, 2002                                                           18,600,000

    Subordinated note issued in connection with the stock redemption, interest
        at 10 percent payable quarterly, due May 31, 2003                               6,000,000
                                                                                      -----------

                                                                                       37,000,000

       Less current portion                                                             1,860,000
                                                                                      -----------
                                                                                      $35,140,000
                                                                                      ===========

                  In connection with the Acquisition, CPI refinanced its bank borrowings with a revolving credit facility, a term loan and a line of credit (collectively the "Bank Borrowings"). Interest on the Bank Borrowings is payable at various intervals and accrues at the applicable LIBOR rate plus 2.75 percent. CPI may elect to have all or a portion of the bank borrowings accrue interest at the lender's base rate plus 1 percent. Under certain conditions, the 2.75 percent add-on will be reduced to 1.75 percent and the 1 percent add-on will be reduced to zero. In addition CPI must pay a fee equal to .5 percent (to be reduced to .375 percent in future years under certain conditions) of the average unused balance under the revolving credit agreement. The Bank Borrowings are collateralized by essentially all of the assets of CPI and are guaranteed by the CPI stock held by Tigera.

                  The revolving credit facility matures on May 31, 2002, and allows for maximum borrowings of $20 million. Amounts advanced under this facility are based upon percentages of eligible accounts receivable and inventory. The line of credit is for $7 million and is to be used for qualified capital expenditures and acquisitions. Advances under the line of credit mature on May 31, 1998, at which time (subject to certain conditions) advances may be converted to a term loan. No amounts were outstanding under the line of credit at June 30, 1996.

The debt matures as follows:

  Year ended June 30:
      1997                        $ 1,860,000
      1998                          2,790,000
      1999                          2,790,000
      2000                          3,720,000
      2001                          3,720,000
      Thereafter                   22,120,000
                                  -----------
                                  $37,000,000
                                  ===========

                  The Bank Borrowings contain various financial covenants related, among other things, to maintenance of minimum consolidated net worth, maintenance of a maximum ratio of senior debt (and overall debt) to EBITDA (as defined) and maintenance of minimum interest and fixed charge (as defined) coverage ratios.

Note 5 - Net Loss per Share:

                  Net loss per share is based on the weighted average number of common shares and common share equivalents during each period.

Note 6 - Income Taxes:

                  The Company files a consolidated federal income tax return. The Company recognizes certain expenses for income tax purposes in years different from those in which they are provided for in financial reporting.

                  As of December 31, 1995, the Company has net operating loss carryforwards of approximately $88,000,000, which are available to offset future taxable income, expiring from 1996 through 2010. The Company also has available investment and research and development credits of approximately $2,000,000 expiring in 1996 through 2000. The ability of the Company to utilize these carryforwards in future years may be limited, or even eliminated.

                  Specifically, Section 382 of the Internal Revenue Code (the "Code") contains certain limitations on the ability of a corporation to utilize its net operating losses ("NOLs") in any one year if there has been a change of ownership of more than 50% within a three-year period (an "ownership change"), counting for purposes of measuring the ownership change generally only the value of stock owned by a stockholder or certain groups of stockholders holding 5% or more of the corporation's stock. An ownership change can result from issuances of stock by Tigera, purchases of Tigera's stock by Tigera and events beyond the control of the Company, such as the acquisition in the open market of Tigera's stock by a current or new 5% stockholder. If an ownership change were to occur, the Company's ability to use its NOLs to reduce the future taxable income of the Company (and the corporations with which it files a consolidated federal income tax return) could be severely curtailed and it is possible that a federal income tax liability may be incurred that would otherwise have been avoidable had the NOLs been fully available. The Company has determined that an ownership change has not occurred through June 30, 1996, based on the information available to it.

                  As of June 30, 1996, there is a deferred tax asset related to the net operating loss carryforwards of approximately $35,000,000 and investment and research and development credit carryforwards totaling approximately $1,000,000. A portion of these amounts are included in the unallocated purchase price. The amounts not recorded as an asset in connection with the Acquisition will represent a valuation reserve.

Note 7 - Derivative Lawsuit:

                  On December 3, 1991, Civil Action No. 12374, Smith vs. Gilinski, et.al., was filed in the Court of Chancery of the State of Delaware (the "Court") by a stockholder as a derivative action against eleven former officers and directors of Tigera and Tigera as a nominal defendant. On July 30, 1996, the Court approved a settlement agreement pursuant to which, Tigera's directors' and officers' outside insurance carrier will pay to Tigera $140,000 (the "Settlement Fund"). Plaintiff was awarded $55,000 in attorneys' fees and expenses, which was paid out of the Settlement Fund. The resulting net proceeds to Tigera from the Settlement Fund is $85,000. Since the litigation was filed, Tigera has charged approximately $185,000 to operations for legal fees and expenses. For further information regarding this action, please see item 3 of the Tigera's Annual Reports on Form 10-KSB for the years ended December 31, 1995 and December 31, 1994.

                       TIGERA GROUP, INC. AND SUBSIDIARIES
               PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

               For the Three Months Ended June 30, 1996 and 1995

                                                      1996            1995
                                                      ----            ----
Net sales                                          $25,840,828    $22,285,458

Cost of goods sold                                  18,752,521     16,181,973
                                                    ----------     ----------
Gross profit                                         7,088,307      6,103,485

Selling, general and administrative expenses         5,915,561      4,813,441
                                                    ----------     ----------
Operating income                                     1,172,746      1,290,044

Other income (expense):
  Interest income                                       19,080         26,888
  Interest expense                                    (767,152)      (735,546)
  Other                                                 (5,531)            52
                                                    ----------     ----------
Income before income taxes and minority
   interest                                            419,143        581,438

Provision for income taxes                             188,614        261,647
                                                    ----------     ----------
Income before minority interest                        230,529        319,791

Minority interest in subsidiary                        (91,607)       (77,871)
                                                    ----------     ----------
Net Income                                         $   138,922    $   241,920
                                                   ===========    ===========
Primary and Fully Diluted Net Earnings per Share         $0.01          $0.01

Weighted Average Number of Common
  Shares and Common Share Equivalents:
           Primary                                  24,773,161     21,469,388
           Fully Diluted                            24,875,016     21,469,388

See accompanying notes to Pro Forma Condensed Consolidated Income Statement

                       TIGERA GROUP, INC. AND SUBSIDIARIES
               PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                 For the Six Months Ended June 30, 1996 and 1995

                                                              1996             1995
                                                              ----             ----
Net sales                                                 $48,513,543      $42,728,497

Cost of goods sold                                         35,171,805       31,036,883
                                                          -----------      -----------
Gross profit                                               13,341,738       11,691,614

Selling, general and administrative expenses               11,461,871        9,444,154
                                                          -----------      -----------
Operating income                                            1,879,867        2,247,460

Other income (expense):

  Interest income                                              38,879           54,011
  Interest expense                                         (1,491,699)      (1,468,299)
  Other                                                        (5,526)             290
                                                          -----------      -----------
Income before income taxes and
  minority interest                                           421,521          833,462

Provision for income taxes                                    189,684          375,058
                                                          -----------      -----------
Income before minority interest                               231,837          458,404

Minority interest in subsidiary                              (122,448)        (126,998)
                                                          -----------      -----------
Net Income                                                $   109,389      $   331,406
                                                          ===========      ===========
Primary and Fully Diluted Net Earnings per Share                $0.00            $0.02

Weighted Average Number of Common
  Shares and Common Share Equivalents:
           Primary                                         24,132,801       21,457,215
           Fully Diluted                                   24,493,192       21,457,215


See accompanying notes to Pro Forma Condensed Consolidated Income Statement

TIGERA GROUP, INC. AND SUBSIDIARIES

NOTES TO PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

1.       PRO FORMA FINANCIAL STATEMENTS

         The unaudited pro forma consolidated statements of operations for the three and six months ended June 30, 1996 and 1995 give effect to the acquisition ("Acquisition") of 85% of the capital stock of Connectivity Products Incorporated ("CPI") by Tigera Group, Inc. ("Tigera"). The Acquisition, which will be accounted for as a purchase, as well as the October 3, 1995 merger (see Note 1 to the audited 1995 financial statements of CPI included in Amendment No. 1 in the Tigera Group, Inc. Form 8-K dated May 31, 1996), are treated as if they had occurred on January 1, 1995. It was assumed that the pro forma redemption price at January 1, 1995 was approximately $3.2 million less than the actual redemption price, reflecting lower working capital at January 1, 1995, as compared to that used as a basis for the redemption.

         The pro forma information is based on unaudited financial statements after giving effect to adjustments related to the allocation of the purchase price. Such adjustments are estimates and will differ from the final amount allocated to the May 31, 1996 assets and liabilities. The final purchase price allocation will be completed in connection with the preparation of Tigera's financial statements for the year ended December 31, 1996.

         The unaudited pro forma consolidated income statements include all adjustments, consisting of normal recurring accruals, which Tigera considers necessary for a fair presentation of the results of operations for the three and six months ended June 30, 1996 and 1995.

         The unaudited pro forma consolidated income statements may not be indicative of the results that actually would have been achieved if the transaction had occurred on the date assumed and do not project Tigera's results of operations at any future period then ended.

2.       EMPLOYMENT AGREEMENTS

         In connection with the Acquisition, the Company entered into three year employment agreements with four of the stockholders. Under the terms of the agreements, each stockholder will be paid a base salary of $175,000 per year plus an annual bonus (subject to a maximum amount equal to the base salary) equal to 5% of the amount by which earnings before interest, depreciation, taxes and amortization and after certain other adjustments (Adjusted Bonus EBITDA as defined in the employment agreements) exceeds Adjusted Bonus EBITDA for the prior year. Actual compensation paid to the four stockholders exceeds the total base salaries excluding any bonuses under this agreement by $116,667 and $231,570 for the three months ended June 30, 1996 and 1995, respectively, and by $291,667 and $463,061 for the six months ended June 30, 1996 and 1995, respectively. These amounts have not been reflected as a decrease in expense on the pro forma statements of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION JUNE 30, 1996

The primary business of the Tigera Group, Inc. (the "Company", "Tigera", or the "Registrant"), formerly named Fortune Systems Corporation, is the distribution and manufacture of wire and cable products. Distribution operations include the distribution of a full line of wire and cable products for the computer networking market and the security, signal and sound markets. Principal manufacturing markets include security, factory automation, signal and sound.

Before acquiring 85% of the common stock of Connectivity Products Incorporated ("CPI") as of May 31, 1996, the Company's principal activity consisted of seeking and evaluating candidates for acquisition. The Company now intends to focus its acquisition activity on companies in the wire and cable business according to established strategic and financial criteria. The Company's goals are to grow (i) internally through branch openings, capacity expansions and product line extensions and (ii) externally through complementary acquisitions.

On May 31, 1996, the Company acquired for $7.99 million, 85% of the outstanding stock of CPI. Concurrent with the acquisition, CPI redeemed shares of its common stock and incurred additional indebtedness, including refinancing of its existing debt. The acquisition and related financing are more fully described in Notes 3 and 4 in the "Notes to Condensed Consolidated Financial Statements" included in Item 1 of this Quarterly Report on Form 10-QSB.

COMPARISON OF ACTUAL RESULTS

The financial statements filed herewith include the operations of CPI from June 1, 1996 onward. Most significant changes in Tigera's results of operations are a result of the CPI acquisition. To enable a clearer understanding of the combined operations, pro forma consolidated financial statements covering operations of Tigera and CPI are included with this Quarterly Report on Form 10-QSB for the three months and six months ended June 30, 1996 compared to the like periods of 1995. These statements are prepared as if the companies had been combined as of January 1, 1995, the beginning of the periods reported on. A discussion on the pro forma results is also included in a separate section in this Management's Discussion and Analysis or Plan of Operation.

Sales for the second quarter of 1996 of $7,947,000 and six months ended June 30, 1996 of $7,947,000 are due to CPI operations from date of acquisition. In comparable 1995 periods, there were no sales.

Cost of goods sold for the second quarter of 1996 of $5,816,000 and six months ended June 30, 1996 of $5,816,000 are due to CPI operations from date of acquisition. In comparable 1995 periods, there were not any cost of goods sold.

Selling, general and administrative expenses were $2,132,000 for the second quarter of 1996 and $2,377,000 for the six months ended June 30, 1996, compared to $236,000 for the second quarter 1995 and $453,000 for the six months ended June 30, 1995. The increases are primarily due to CPI operations and other operating costs incurred in relation to the acquisition. Also, in the second quarter of 1996, the Company expensed $255,000 of one time consulting fees related to acquisition reviews.

Interest income was $116,000 for the second quarter of 1996 and $278,000 for the six months ended June 30, 1996. This compares to $183,000 for the second quarter 1995 and $354,000 for the six months ended June 30, 1995. The comparative decreases were primarily due to lower interest rates on the Company's United States Treasury Bills and a decrease in the amount of Treasury Bills subsequent to the acquisition of CPI on May 31, 1996.

Interest expense of $284,000 for the second quarter of 1996 relates to CPI interest expense from the date of acquisition.

An income tax benefit is provided in the second quarter of 1996 on 1996 year-to-date operating losses whereas no benefits were provided in earlier financial statements. The benefit provision, based on a current estimate of effective tax rates is believed proper because of the ongoing profitable operations of CPI. management believes ongoing earnings will offset year-to-date operating losses.

COMPARISON OF PRO FORMA RESULTS

Pro forma income statements included with this Form 10-QSB are prepared as if the companies had been combined since January 1, 1995. All explanations in this section comparing pro forma results are based on the pro forma statements included with the Quarterly Report on Form 10-QSB.

Sales for the three months ended June 30, 1996 increased 16.0% to $25,840,828 from $22,285,458 for the comparable year earlier period. For the six months ended June 30, 1996, sales increased 13.5% to $48,513,543 versus $42,728,497 for the six months ended June 30, 1995. Sales increased in both distribution and manufacturing mainly due to increased unit sales. In the second quarter of 1996, distribution sales increased by a slightly greater percentage than manufacturing compared to 1995. For the first six months of 1996 manufacturing sales increased at a more rapid rate than distribution. Prices in the 1996 periods were relatively stable versus the comparable periods in 1995 in manufacturing but were down slightly in distribution.

Cost of goods sold for the three months ended June 30, 1996 was 72.6% or $18,752,521 versus 72.6% of $16,181,973 for the comparable prior year period. Cost of goods sold decreased to 72.5% of sales or $35,171,805 for the six months ended June 30, 1996 compared to 72.6% or $31,036,883 for the six months ended June 30, 1995. The slight decrease in the cost of goods sold percentage for the six months ended June 30, 1996 compared to 1995 was primarily due to volume increases and productivity improvements in the Company's Massachusetts manufacturing operations which were offset by lower distribution gross margins on high speed data wire and higher cost of goods sold at the Detroit manufacturing operation. Comparisons for the second quarter of 1996 versus the second quarter of 1995 reflect the same dynamics.

Selling and administrative expenses increased as a percentage of sales to 22.9% or $5,915,561 for the three months ended June 30, 1996 compared to 21.6% of sales or $4,813,441 for the year earlier period. For the six months ended June 30, 1996, selling and administrative expenses were 23.6% of sales or $11,461,871 versus 22.1% or $9,444,154 for the six months ended June 30, 1995. The increased percentage for the second quarter and six months ended June 30, 1996 versus comparable 1995 periods was primarily due to additional salaries and expenses for added infrastructure to support increased sales, and additional costs indirectly related to the CPI acquisition. Comparisons for both 1996 periods were also affected by a higher percentage of selling and administrative expenses at the Detroit manufacturing operation due to a lower sales volume. Additionally, in the 1996 second quarter, the company expensed $255,000 of one time consulting fees related to acquisition reviews.

Interest income for the three months and six months ended June 30, 1996 decreased to $19,080 and $38,879, respectively, compared to $26,888 and $54,011 for the three months and six months ended June 30, 1995, respectively. The decreases were primarily due to lower interest rates on the Company's United States Treasury Bills.

Interest expense for the second quarter of 1996 of $767,152 and $1,491,699 for the six months ended June 30, 1996 is approximately equal to similar 1995 periods of $735,546 for the second quarter 1995 and $1,468,299 for the six months ended June 30, 1995. The slight decreases for both periods compared to 1995 are due to working capital requirements.

Income tax expense is provided on operating results at the tax rate estimated to be effective for federal and state income taxes for the year. The estimated effective rate is currently 45%, including goodwill amortization which is not deductible. This rate is applied to pro forma net income before income taxes and minority interest and is used for all pro forma periods presented.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal sources of cash are results of operations and existing credit arrangements. During the six months ended June 30, 1996, $867,000 was used for operations compared to $49,000 used for operations in the first six months of 1995. The 1996 usage was a primarily a result of reductions in accounts payable and accrued liabilities, partially offset by planned inventory reductions. The Company's working capital at June 30, 1996 was $15,027,000, including cash and cash equivalents and short-term investments of $2,055,000.

CPI has a senior credit facility providing for borrowings up to $45,000,000 subject to a borrowing base limitation. The credit facility consists of a revolver, a line of credit and a term loan and is more fully described in "Note 4 -- Debt" to the financial statements included in the Quarterly Report on Form 10-QSB. At June 30, 1996, $31,000,000 was outstanding against these facilities which are secured by CPI's assets as well as the Company's stock in CPI.

The Company believes that funds generated from operations along with existing credit arrangements will be sufficient to support the short-term and long-term liquidity requirements for operations. Acquisitions are intended to be financed from operating cash flows, existing credit arrangements and possibly additional equity which may be raised for acquisitions.

INCOME TAX MATTERS

The Company has available approximately $88,000,000 of U.S. net operating loss carryforwards ("NOLs") as of December 31, 1995 available to offset future U.S. taxable income generated by the Company and its subsidiaries with which it files a federal consolidated return (the "Consolidated Group"). The NOLs are described in "Note 6 - Income Taxes" to the Condensed Consolidated Financial Statements. If the NOLs are available (see "Note 6 - Income Taxes" to the Condensed Consolidated Financial Statements), it is expected that the actual cash outlay by the Consolidated Group for the next several years will be limited to U.S. alternative minimum tax along with state income taxes and foreign taxes, if any.

Section 382 of the Internal Revenue Code (the "Code") contains certain limitations on the ability of a corporation to utilize its NOLs in any one year if there has been a change in ownership of more than 50% within a three-year period ("an ownership change"), counting for purposes of measuring the ownership change only the value of stock owned by a stockholder or certain groups of stockholders holding 5% or more of the corporation's stock. Tigera does not believe that there has been an ownership change in the past three years. However, future events, including events beyond the control of Tigera such as the acquisition in the open market of shares of Tigera Common Stock by a current or new 5% stockholder who was unaware of the possible negative consequences of such acquisition, could result in an ownership change. If an ownership change were to occur, Tigera's ability to use its NOLs to reduce the future taxable income of Tigera (and the corporations with which it files a consolidated federal income tax return) could be severely curtailed and it is possible that a federal income tax liability may be incurred that would otherwise have been avoidable had the NOLs been fully available.

A valuation reserve for the NOLs not benefitted will result in a reduction of the deferred tax asset of the Company. At this time, the reserve is not finalized and benefitted NOLs are included in the asset "Unallocated Purchase Price". The valuation reserve will be finalized during preparation of the Company's financial statements for the year ended December 31, 1996.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On December 3, 1991, Civil Action No. 12374, Smith vs. Gilinski, et. al., was filed in the Court of Chancery of the State of Delaware (the "Court") by a stockholder as a derivative action against eleven former officers and directors of the Registrant and the Registrant as a nominal defendant. On July 30, 1996, the Court approved a settlement agreement pursuant to which, the Registrant's directors' and officers' outside insurance carrier will pay to the Registrant $140,000 (the "Settlement Fund"). Plaintiff was awarded $55,000 in attorneys' fees and expenses, which was paid out of the Settlement Fund. The resulting net proceeds to the Registrant from the Settlement Fund is $85,000. Since the litigation was filed, the Registrant has charged approximately $185,000 to operations for legal fees and expenses. For further information regarding this action, please see Item 3 of the Registrant's Annual Reports on Form 10-KSB for the years ended December 31, 1995 and December 31, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.              Description of Document
10.1     --    Credit Agreement dated as of May 31, 1996, by and among NBD
               Bank ("NBD") and The First National Bank of Boston ("FNBB"
               and, together with NBD and the other lending institutions listed on
               Schedule 1 thereto, the "Banks"), each individually and as Co-
               Agent, and Connectivity Products Incorporated ("CPI").

10.2     --    $10,000,000 Revolving Credit Note dated as of May 31, 1996 executed by CPI in favor of NBD.

10.3     --    $10,000,000 Revolving Credit Note dated as of May 31, 1996 executed by CPI in favor of FNBB.

10.4     --    $3,500,000 Line of Credit Note dated as of May 31, 1996 executed by CPI in favor of NBD.

10.5     --    $3,500,000 Line of Credit Note dated as of May 31, 1996 executed by CPI in favor of FNBB.

10.6     --    $9,300,000 Term Loan A Note dated as of May 31, 1996 executed by CPI in favor of NBD.

10.7     --    $9,300,000 Term Loan A Note dated as of May 31, 1996 executed by CPI in favor of FNBB.

10.8     --    Subordination Agreement dated as of May 31, 1996, executed by
               James S. Harrington, Duane A. Gawron, Trustee of the Living Trust
               of Duane A. Gawron, Margo Gawron, John E. Pylak, Trustee of the
               John E. Pylak Living Trust, Rebecca Pylak and Kurt Cieszkowski
               (collectively, the "Sellers"), the Corporation and CPI in favor of
               NBD, as administrative agent for the Banks (the "Agent").

10.9     --    Security Agreement dated as of October 5, 1995, by and between
               CPI and the Agent.

10.9(a)  --    First Amendment to the Security Agreement dated as of May 31,
               1996, by and between CPI and the Agent.

10.10    --    Guaranty dated as of May 31, 1996 executed by the Corporation in favor of the Agent.

10.11    --    Stock Pledge Agreement dated as of May 31, 1996, by and between the Corporation and the Agent.

10.12    --    Note Pledge Agreement dated as of May 31, 1996, by and among the Sellers and the Agent.

10.13    --    Form of Stock Option Agreement dated as of March 8, 1996, by and between the Corporation and each of James S. Harrington,
               Duane A. Gawron, John E. Pylak and Kurt Cieszkowski.

10.14    --    Employment Agreement dated as of July 9, 1996 between Gregory
               C. Kowert and CPI.

11       --    Computation of Earnings Per Share

27       --    Financial Data Schedule

(b)  Reports on Form 8-K:

      On June 14, 1996, the Registrant filed a Current Report on Form 8-K (the "Form 8-K") relating to (i) the purchase by the Registrant of 85% of the capital stock of Connectivity Products Incorporated, a Delaware corporation (the "CPI Transaction"), a privately held company in the wire and cable distribution, manufacturing and assembly business, from James S. Harrington, Duane A. Gawron, Trustee of the Living Trust of Duane A. Gawron, Margo Gawron, John E. Pylak, Trustee of the John E. Pylak Living Trust, Rebecca Pylak and Kurt Cieszkowski and (ii) the dismissal of BDO Seidman, LLP as the Registrant's independent accountant and the appointment of Coopers & Lybrand LLP as the Registrant's independent accountant. On August 14, 1996, the Registrant filed an amendment to the Form 8-K on Form 8-K/A, inter alia, providing the financial statements and pro forma financial information required by Item 7 of Form 8-K and further clarifying, correcting and restating the description of the CPI Transaction.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TIGERA GROUP, INC.

Date:  August 14, 1996            By  /s/ James S. Harrington
                                    -------------------------
                                    James S. Harrington
                                    President and Chief Executive Officer (as a
                                    duly authorized officer of the registrant)

                                  By  /s/ Gregory C. Kowert
                                    -------------------------
                                    Gregory C. Kowert
                                    Senior Vice President, Chief Financial
                                    Officer and Secretary (as the principal
                                    financial officer of the registrant)

                                  EXHIBIT INDEX

Exhibit No.                    Description of Document
10.1        --    Credit Agreement dated as of May 31, 1996, by and among NBD
                  Bank ("NBD") and The First National Bank of Boston ("FNBB"
                  and, together with NBD and the other lending institutions listed on
                  Schedule 1 thereto, the "Banks"), each individually and as Co-
                  Agent, and Connectivity Products Incorporated ("CPI").

10.2        --    $10,000,000 Revolving Credit Note dated as of May 31, 1996 executed by CPI in favor of NBD.

10.3        --    $10,000,000 Revolving Credit Note dated as of May 31, 1996 executed by CPI in favor of FNBB.

10.4        --    $3,500,000 Line of Credit Note dated as of May 31, 1996 executed by CPI in favor of NBD.

10.5        --    $3,500,000 Line of Credit Note dated as of May 31, 1996 executed by CPI in favor of FNBB.

10.6        --    $9,300,000 Term Loan A Note dated as of May 31, 1996 executed by CPI in favor of NBD.

10.7        --    $9,300,000 Term Loan A Note dated as of May 31, 1996 executed by CPI in favor of FNBB.

10.8        --    Subordination Agreement dated as of May 31, 1996, executed by
                  James S. Harrington, Duane A. Gawron, Trustee of the Living Trust
                  of Duane A. Gawron, Margo Gawron, John E. Pylak, Trustee of the
                  John E. Pylak Living Trust, Rebecca Pylak and Kurt Cieszkowski
                  (collectively, the "Sellers"), the Corporation and CPI in favor of
                  NBD, as administrative agent for the Banks (the "Agent").

10.9        --    Security Agreement dated as of October 5, 1995, by and between
                  CPI and the Agent.

10.9(a)     --    First Amendment to the Security Agreement dated as of May 31,
                  1996, by and between CPI and the Agent.

10.10       --    Guaranty dated as of May 31, 1996 executed by the Corporation in favor of the Agent.

10.11       --    Stock Pledge Agreement dated as of May 31, 1996, by and between the Corporation and the Agent.

10.12       --    Note Pledge Agreement dated as of May 31, 1996, by and among the Sellers and the Agent.

10.13       --    Form of Stock Option Agreement dated as of March 8, 1996, by and between the Corporation and each of James S. Harrington,
                  Duane A. Gawron, John E. Pylak and Kurt Cieszkowski.

10.14       --    Employment Agreement dated as of July 9, 1996 between Gregory
                  C. Kowert and CPI.

11          --    Computation of Earnings Per Share

27          --    Financial Data Schedule