Form 10QSB
period 1996-09-30
TIGERA GROUP INC
filed 1996-11-14
CIK 714399

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from

COMMISSION FILE NUMBER: 0-12113

                               TIGERA GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       94-2691724
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  667 Madison Avenue, New York, New York 10021
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (212) 644-8880
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  /X/              No / /


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 22,261,301 shares of Common Stock, par value. $.01 per share, outstanding as of November 12, 1996.

Transitional small business disclosure Format (check one):

                           Yes / /               No /X/

                               TIGERA GROUP, INC.

                                      INDEX

                                                                                Page No.

PART I - FINANCIAL INFORMATION

Item 1            Condensed Consolidated Balance Sheet (Unaudited)
                    as of September 30, 1996  . . . . . . . . . . . . . . . . . .    3

                  Condensed Consolidated Income Statements
                    (Unaudited) for the Three Months Ended
                    September 30, 1996 and 1995  . . . . . . . . . . . . . . . . .   4

                  Condensed Consolidated Income Statements
                    (Unaudited) for the Nine Months Ended
                    September 30, 1996 and 1995  . . . . . . . . . . . . . . . . .   5

                  Condensed Consolidated Statements of Cash
                    Flows (Unaudited) for the Nine Months
                    Ended September 30, 1996 and 1995  . . . . . . . . . . . . . .   6

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited) . . . . . .. .  . . . . . . . . . . . .   7

                  Pro Forma Condensed Consolidated Income
                    Statements (Unaudited) for the Three Months
                    Ended September 30, 1996 and 1995  . . . . . . . . . . . . . .  11

                  Pro Forma Condensed Consolidated Income
                    Statements (Unaudited) for the Nine Months
                    Ended September 30,1996 and 1995 . . . . . . . . . . . . . . .  12

                  Notes to Pro Forma Condensed Consolidated
                    Income Statements (Unaudited) . . . . . . . . . . . . . . . .   13

Item 2            Management's Discussion and Analysis or Plan
                    of Operations . . . . . . . . . . . . . . . . . . . . . . . .   15

PART II - OTHER INFORMATION

Item 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .II-I

Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . II-I

                       TIGERA GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                               September 30, 1996


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                       $      276,000
  United States Treasury Bills                                                         1,492,000
  Restricted cash                                                                      1,000,000
  Accounts receivable                                                                 15,996,000
  Inventories, (primarily finished goods)                                             10,764,000
  Prepaid expenses and other assets                                                      196,000
                                                                                 ---------------

          Total current assets                                                        29,724,000

Property, plant and equipment                                                          7,409,000
Unallocated purchase price, including deferred tax asset                              25,245,000
Other assets                                                                             354,000
                                                                                 ---------------

          Total assets                                                            $   62,732,000
                                                                                 ===============

                                   LIABILITIES
CURRENT LIABILITIES
  Current portion of long term debt                                               $    2,557,000
  Trade accounts payable                                                              10,732,000
  Accrued liabilities                                                                  2,398,000
                                                                                 ---------------

         Total current liabilities                                                    15,687,000

Long term debt                                                                        34,193,000
                                                                                 ---------------

       Total liabilities                                                              49,880,000
                                                                                 ---------------

                              STOCKHOLDERS' EQUITY

Preferred stock - par value $.01 per share;
  authorized 10,000,000 shares, none issued
Series B. Common Stock - par value $.01 per share;
  authorized 750,000 shares, none issued
Common Stock - par value $.01; authorized 40,000,000 shares, outstanding
  22,261,301 shares, net of 826,405
  shares held in treasury                                                                223,000
Additional paid-in capital                                                           109,337,000
Accumulated deficit                                                                  (96,708,000)
                                                                                 ---------------

       Total stockholders' equity                                                     12,852,000
                                                                                 ---------------

        Total liabilities' and stockholders' equity                               $   62,732,000
                                                                                 ===============



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

             For the Three Months Ended September 30, 1996 and 1995



                                                                 1996                 1995
                                                                 ----                 ----

Net sales                                                    $ 24,276,000       $

Cost of goods sold                                             17,695,000
                                                             ------------       ------------

Gross profit                                                    6,581,000                  0

Selling, general and administrative expenses                    5,077,000            182,000
                                                             ------------       ------------

Operating income (loss)                                         1,504,000           (182,000)

Other income (expense):
  Interest income                                                  37,000            175,000
  Interest expense                                               (829,000)
  Other                                                            69,000
                                                             ------------       ------------

Net income (loss) before income taxes
                            and minority interest                 781,000             (7,000)

Provision for income taxes                                        322,000
                                                             ------------       ------------

Net income (loss) before minority interest                         459,000            (7,000)

Minority interest in subsidiary                                   (93,000)
                                                             ------------       ------------

Net income (loss)                                            $    366,000       $     (7,000)
                                                             ============       ============

Earnings (Loss) per Share                                    $       0.02       $       0.00
                                                             ============       ============

Weighted Average Number of Common
  Shares and Common Share Equivalents:
           Primary                                             24,271,463         21,286,301
           Fully Diluted                                       24,271,463         21,286,301


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

              For the Nine Months Ended September 30, 1996 and 1995



                                                         1996                1995
                                                         ----                ----

Net sales                                           $  32,224,000         $

Cost of goods sold                                     23,779,000
                                                    -------------         -----------

Gross profit                                            8,445,000                   0

Selling, general and administrative expenses            7,156,000             635,000
                                                    -------------         -----------

Operating income (loss)                                 1,289,000            (635,000)

Other income (expense):
  Interest income                                         312,000             529,000
  Interest expense                                     (1,110,000)
  Other                                                    68,000
                                                    -------------         -----------

Net income (loss) before income taxes
                            and minority interest         559,000            (106,000)

Provision for income taxes                                252,000
                                                    -------------         -----------

Net income (loss) before minority interest                307,000            (106,000)

Minority interest in subsidiary                          (116,000)
                                                    -------------         -----------

Net income (loss)                                   $     191,000         $  (106,000)
                                                    =============         ===========

Earnings (Loss) per Share                           $        0.01         ($     0.01)
                                                    =============         ===========


Weighted Average Number of Common
  Shares and Common Share Equivalents:
           Primary                                     24,065,009          21,286,301
           Fully Diluted                               24,065,009          21,286,301


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                       TIGERA GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

              For the Nine Months Ended September 30, 1996 and 1995




                                                                        1996            1995
                                                                        ----            -----

Cash flows from operating activities:
     Net income (loss)                                               $     191,000    $ (106,000)
     Adjustments to reconcile net income (loss) to net
       cash from (used in) operating activities:
          Depreciation and amortization                                    558,000
          Minority interest                                                116,000
          Deferred taxes                                                   125,000
          Changes in operating assets and liabilities:
               Decrease (increase) in:
                     Accounts receivable                                   345,000
                     Inventories                                           704,000
                     Prepaid and other current assets                      138,000
                     Deposits and other assets                             (17,000)       12,000
                Increase (decrease) in:
                     Accounts payable                                   (1,592,000)
                     Accrued liabilites                                   (660,000)      (63,000)
                                                                     -------------     ---------

     Net cash from (used in) operations                                    (92,000)     (157,000)
                                                                     -------------     ---------

Cash flows from investing activities:
     Purchases of property, plant, and equipment, net                     (897,000)
     Sales of United States Treasury Bills                               9,368,000       206,000
     Purchase of 85% of the common stock of CPI,
          net of cash acquired of $756,000                              (7,234,000)
                                                                     -------------     ---------

     Net cash provided by investing activities                           1,237,000       206,000
                                                                     -------------     ---------

Cash flows from financing activities:
     Repayment of debt                                                  (1,650,000)
     Exercise of stock options and warrants                                605,000
                                                                     -------------     ---------

     Net cash used in financing activities                              (1,045,000)
                                                                     -------------     ---------

Net increase in cash                                                       100,000        49,000

Cash and cash equivalents, beginning of period                             176,000       214,000
                                                                     -------------     ---------

Cash and cash equivalents, end of period                             $     276,000     $ 263,000
                                                                     =============     =========



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



Note 2 - Nature of Operations and Basis of Presentation:

                  The 1996 condensed consolidated balance sheet as of September 30, 1996, includes the accounts of Tigera, its wholly-owned subsidiary, San Carlos Insurance Ltd., and its 85% owned subsidiary, Connectivity Products Incorporated (CPI) (collectively referred to as the "Company"). The 1996 condensed consolidated statement of operations includes the results of operations of CPI subsequent to May 31, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

                    The primary business of the Company is the distribution and manufacture of wire and cable products. The two major markets served by the company are industrial (commercial and residential security, factory automation, traffic and transit signal control and audio systems) and communications (networking, voice and data).


Note 3 - Acquisition of Connectivity Products Incorporated:

                  On May 31,1996, the Company acquired for $7.99 million 85% of the outstanding common stock of CPI. Concurrent with the acquisition CPI redeemed 1,274 shares of its common stock for approximately $7.62 million in cash, an aggregate of $6 million in subordinated notes, an aggregate of $3 million in subordinated contingent notes, and forgiveness of $2 million of stockholder notes (see the Company's Current Report on Form 8-K dated May 31,1996, as amended by Form 8-K/A, for a further explanation of this transaction).

                  This transaction has been accounted for as a purchase, and the assets and liabilities of CPI are stated at estimated fair value as of the May 31, 1996, acquisition date. The revaluing of the assets and liabilities resulted in a write-up of net property, plant and equipment and unallocated purchase price of approximately $25,361,000. The unallocated purchase price consists of net operating loss tax carryforwards which will be benefitted, identifiable intangible assets and goodwill. Goodwill will be amortized over 25 years and other intangible assets (principally refinancing costs and amounts related to non compete agreements) will be amortized over approximately 5 years. The purchase price allocation is an estimate and will be finalized in connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 1996.

                  Included in Item 1 of this Form 10-QSB are pro forma condensed consolidated results of operations as if the acquisition had occurred on January 1, 1995.



Note 4 - Debt

Debt at September 30, 1996 (all of which was assumed as part of the Acquisition) consists of the following:


    Revolving credit (see below)
$12,150,000

    Term loan, due in quarterly installments of $697,500 to $930,000
        through May 31, 2002                                                     18,600,000

    Subordinated note in connection with the stock redemption, interest at 10
        percent payable quarterly, due May 31, 2003                               6,000,000
                                                                                -----------

                                                                                 36,750,000

       Less current portion                                                       2,557,000
                                                                                -----------
                                                                                $34,193,000
                                                                                ===========

                  In connection with the Acquisition, CPI refinanced its bank borrowings with a revolving credit facility, a term loan and a line of credit ("Bank Borrowings"). Interest on the Bank Borrowings is payable at various intervals and accrues at the applicable LIBOR rate plus 2.75 percent. CPI may elect to have all or a portion of the bank borrowings accrue interest at the lender's base rate plus 1 percent. Under certain conditions, the 1 percent add on will be reduced to zero and the 2.75 percent add on will be reduced to 1.75 percent. In addition CPI must pay a fee equal to .5 percent (to be reduced to
 .375 percent in future years under certain conditions) of the average unused balance under the revolving credit agreement. The Bank Borrowings are collateralized by essentially all of the assets of CPI and are guaranteed by Tigera to the extent of its holdings of CPI stock.

                  The revolving credit facility matures on May 31, 2002, and allows for maximum borrowings of $20 million. Amounts advanced under this facility are based upon percentages of eligible accounts receivable and inventory. The line of credit is for $7 million and is to be used for qualified capital expenditures and acquisitions. Advances under the line of credit mature on May 31, 1998, at which time (subject to certain conditions) advances may be converted to a term loan. No amounts were outstanding under the line of credit at September 30, 1996.

The debt matures as follows:


  Year ended September 30:
      1997                                  $ 2,557,000
      1998                                    2,790,000
      1999                                    3,023,000
      2000                                    3,720,000
      2001                                    3,720,000
      Thereafter                             20,940,000
                                            -----------

                                            $36,750,000
                                            ===========



                  The agreements governing the Bank Borrowings, as amended as of September 30, 1996, contain various financial covenants related, among other things, to maintenance of minimum consolidated net worth, maintenance of a maximum ratio of senior debt (and overall debt) to EBITDA (as defined) and maintenance of minimum interest and fixed charges (as defined) coverage ratios.


Note 5 - Earnings per Share:

                  Earnings per share is based on the weighted average number of common shares and common share equivalents during each period.


Note 6 - Income Taxes:

                  The Company files a consolidated federal income tax return. The Company recognizes certain expenses for income tax purposes in years different from those in which they are provided for in financial reporting.

                  As of December 31, 1995, the Company had net operating loss carryforwards of approximately $88,000,000, which are available to offset future taxable income expiring from 1996 through 2010. The Company also has available investment and research and development credits of approximately $2,000,000 expiring in 1996 through 2000. The ability of the Company to utilize these carryforwards in future years may be limited, or even eliminated.

                  Section 382 of the Internal Revenue Code (the "Code") contains certain limitations on the ability of a corporation to utilize its net operating losses ("NOLs") in any one year if there has been a change of ownership of more than 50% within a three-year period ("an ownership change"), counting for purposes of measuring the ownership change generally only the value of stock owned by a shareholder or certain groups of shareholders holding 5% or more of the corporation's stock. Tigera does not believe that there has been an ownership change in the past three years. However, future events, including events beyond the control of Tigera such as the acquisition in the open market of shares of Tigera Common Stock by a current or new 5% shareholder who was unaware of the possible negative consequences of such acquisition, could result in an ownership change. If an ownership change were to occur, Tigera's ability to use its NOLs to reduce the future taxable income of Tigera (and the corporations with which it files a consolidated federal income tax return) could be severely curtailed and it is possible that a federal income tax liability may be incurred that would otherwise have been avoidable had the NOLs been fully available.

                  As of September 30, 1996, there is a deferred tax asset related to the net operating loss carryforwards of approximately $30,000,000 and investment and research and development credit carryforwards totaling approximately $1,000,000. A portion of these amounts are included in the unallocated purchase price. The amounts not recorded as an asset in connection with the CPI acquisition will represent a valuation reserve.


Note 7 - Derivative Lawsuit:

                  On December 3, 1991, Civil Action No. 12374, Smith vs. Gilinski, et.al., was filed in the Court of Chancery of the State of Delaware (the "Court") by a stockholder as a derivative action against eleven former officers and directors of the Registrant and the Registrant as a nominal defendant. On July 30, 1996, the Court approved a settlement agreement pursuant to which, the Registrant's directors' and officers' outside insurance carrier paid to the Registrant $140,000 (the "Settlement Fund"). Plaintiff was awarded $55,000 in attorneys' fees and expenses, which was paid out of the Settlement Fund. The resulting net proceeds to the Registrant from the Settlement Fund is $85,000. Since the litigation was filed, the Registrant has charged approximately $185,000 to operations for legal fees and expenses. For further information regarding this action, please see item 3 of the Registrant's Annual Reports on Form 10-KSB for the years ended December 31, 1995 and December 31, 1994.

                       TIGERA GROUP, INC. AND SUBSIDIARIES
                PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

             For the Three Months Ended September 30, 1996 and 1995



                                                                        (Actual)
                                                                          1996             1995
                                                                        --------           ----

Net sales                                                           $  24,276,000      $23,759,000

Cost of goods sold                                                     17,695,000       17,445,000
                                                                    -------------      -----------

Gross profit                                                            6,581,000        6,314,000

Selling, general and administrative expenses                            5,077,000        4,882,000
                                                                    -------------      -----------

Operating income                                                        1,504,000        1,432,000

Other income (expense):
  Interest income                                                          37,000           26,000
  Interest expense                                                       (829,000)        (728,000)
  Other                                                                    69,000           13,000
                                                                    -------------      -----------

Income before income taxes and minority
   interest                                                               781,000          743,000

Provision for income taxes                                                322,000          336,000
                                                                    -------------      -----------

Income before minority interest                                           459,000          407,000

Minority interest in subsidiary                                          (93,000)          (80,000)
                                                                    -------------      -----------

Net Income                                                          $     366,000      $   327,000
                                                                    =============      ===========

Primary and Fully Diluted Net Earnings per Share                    $        0.02      $      0.02
                                                                    =============      ===========

Weighted Average Number of Common
  Shares and Common Share Equivalents:
           Primary                                                     24,271,463       21,286,301
           Fully Diluted                                               24,271,463       21,286,301


   See accompanying notes to Pro Forma Condensed Consolidated Income Statement

                       TIGERA GROUP, INC. AND SUBSIDIARIES
                PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

              For the Nine Months Ended September 30, 1996 and 1995



                                                                      1996                1995
                                                                      ----                ----

Net sales                                                       $    72,790,000      $  66,488,000

Cost of goods sold                                                   53,605,000         48,889,000
                                                                ---------------      -------------

Gross profit                                                         19,185,000         17,599,000

Selling, general and administrative expenses                         15,770,000         13,919,000
                                                                ---------------      -------------

Operating income                                                      3,415,000          3,680,000

Other income (expense):
  Interest income                                                        73,000             83,000
  Interest expense                                                   (2,317,000)        (2,197,000)
  Other                                                                  63,000             13,000
                                                                ---------------      -------------

Income before income taxes and
  minority interest                                                   1,234,000          1,579,000

Provision for income taxes                                              555,000            711,000
                                                                ---------------      -------------

Income before minority interest                                         679,000            868,000

Minority interest in subsidiary                                        (198,000)          (207,000)
                                                                ---------------      -------------

Net Income                                                      $       481,000      $     661,000
                                                                ===============      =============

Primary and Fully Diluted Net Earnings per Share                $          0.02      $        0.03
                                                                ===============      =============


Weighted Average Number of Common
  Shares and Common Share Equivalents:
           Primary                                                   24,065,009         21,286,301
           Fully Diluted                                             24,065,009         21,286,301


   See accompanying notes to Pro Forma Condensed Consolidated Income Statement

TIGERA GROUP, INC. AND SUBSIDIARIES

NOTES TO PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)


1.       PRO FORMA FINANCIAL STATEMENTS

         The unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995 give effect to the acquisition ("Acquisition") of 85% of the capital stock of Connectivity Products Incorporated ("CPI") by Tigera Group, Inc. ("Tigera") and the concurrent redemption by CPI of 1,247 shares of its common stock. The Acquisition, which is being accounted for as a purchase, as well as the October 3, 1995 merger (see Note 1 to the audited 1995 financial statements of CPI included in Amendment No. 1 in the Tigera Group, Inc. Form 8-K dated May 31, 1996), are treated as if they had occurred on January 1, 1995. It was assumed that the pro forma redemption price at January 1, 1995 was approximately $3.2 million less than the actual redemption price on May 31, 1996, reflecting lower working capital.

         The pro forma information is based on unaudited financial statements after giving effect to adjustments related to the allocation of the purchase price. Such adjustments are estimates and will differ from the final amount allocated to the May 31, 1996 assets and liabilities. The final purchase price allocation will be completed in connection with the preparation of Tigera's 1996 financial statements.

         The unaudited pro forma consolidated income statements include all adjustments, consisting of normal recurring accruals, which Tigera Group, Inc. considers necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 1996 and 1995.

         The unaudited pro forma consolidated income statements may not be indicative of the results that actually would have been achieved if the transaction had occurred on the date assumed and do not project Tigera Group, Inc.'s results of operations at any future period then ended.

2.       EMPLOYMENT AGREEMENTS

         CPI has entered into an employment agreement with each of James S. Harrington, Duane A. Gawron, John E. Pylak and Kurt Cieszkowski which employment agreement, as amended, in each case provides that they will be employed for a period of three years from May 31, 1996, at an annual base salary of $163,600 for the first twelve months and $175,000 per year thereafter ("Base Salaries") plus an annual cash bonus (subject to a maximum of the annual base salary for such year or partial year) equal to five percent of the amount by which the "Adjusted Bonus EBITDA" (as defined) for such year, or partial year, exceeds the "Adjusted Bonus EBITDA" for the prior year or part thereof. The employment agreements provide for payment of both salary and bonus for the full three-year term if the executive is discharged other than for cause, death or disability, and, in the case of the death or disability of the executive, for the payment of salary for the full three-year term and bonus for the year in which the executive dies or becomes disabled. If the employee is terminated for cause or resigns in breach of the employment agreement, no further salary is payable and any bonus for the year of termination is forfeited. The employment agreements also include provisions on non-competition, non- solicitation, confidentiality and proprietary information and are automatically renewable for terms of one year unless either party gives no less than 60 days prior written notice of its intention not to renew the agreement.

         Selling, general and administrative expense reflects actual compensation paid to the four stockholders which exceeds the total Base Salaries by $231,830 for the three months ended September 30, 1995 and by $291,667 and $694,891 for the nine months ended September 30, 1996 and 1995, respectively. These amounts have not been reflected as a decrease in expense on the pro forma statements of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION SEPTEMBER 30, 1996

The primary business of the Tigera Group, Inc. (the "Company", "Tigera", or the "Registrant"), formerly named Fortune Systems Corporation, is the distribution and manufacture of wire and cable products. The two major markets served by the Company are industrial (commercial and residential security, factory automation, traffic and transit signal control and audio systems) and communications (networking, voice and data).

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

COMPARISON OF ACTUAL RESULTS

The financial statements filed herewith include the operations of CPI from June 1, 1996, onward. Most significant changes in Tigera's results of operations are a result of the CPI acquisition. To enable a clearer understanding of the combined operations, pro forma consolidated financial statements covering operations of Tigera and CPI are included with this Quarterly Report on Form 10-QSB for the three months and nine months ended September 30, 1996, compared to the like periods of 1995. These statements are prepared as if the companies had been combined as of January 1, 1995, the beginning of the periods reported on. A discussion of the pro forma results is also included in a separate section in this Management's Discussion and Analysis or Plan of Operation.

Sales for the third quarter of 1996 of $24,276,000 and nine months ended September 30, 1996, of $32,224,000 are due to CPI operations from date of acquisition. In comparable 1995 periods, there were no sales.

Cost of goods sold for the third quarter of 1996 of $17,695,000 and nine months ended September 30, 1996, of $23,779,000 are due to CPI operations from date of acquisition. In comparable 1995 periods, there were not any cost of goods sold.

Selling, general and administrative expenses were $4,934,000 for the third quarter of 1996 and $7,044,000 for the nine months ended September 30, 1996, compared to $182,000 for the third quarter 1995 and $635,000 for the nine months ended September 30, 1995. The increases are primarily due to CPI operations and other operating costs incurred in relation to the acquisition. Also, in the second quarter of 1996, the Company expensed $255,000 of one-time consulting fees related to acquisition reviews.

Interest income was $37,000 for the third quarter of 1996 and $312,000 for the nine months ended September 30, 1996. This compares to $175,000 for the third quarter 1995 and $529,000 for the nine months ended September 30, 1995. The comparative decreases were primarily due to a decrease in the amount of Treasury Bills held by the Company subsequent to the acquisition of CPI on May 31, 1996 and lower interest rates on the Company's United States Treasury Bills.

Interest expense, of $829,000 for the third quarter of 1996 and $1,110,000 for the nine months ended September 30, 1996, relates to CPI interest expense from the date of acquisition.

Income tax expense is provided on operating results at the statutory tax rates estimated to be effective for federal and state income taxes for financial reporting purposes for the year. The estimated effective rate is currently 45%, reflecting goodwill amortization which is not deductible.

COMPARISON OF PRO FORMA RESULTS

Pro forma income statements included with this Form 10-QSB are prepared as if the companies had been combined since January 1, 1995. All explanations in this section comparing pro forma results are based on the pro forma financial statements included with this Quarterly Report on Form 10-QSB.

Sales for the three months ended September 30, 1996, increased 2.2% to $24,276,000 from $23,759,000 for the comparable year earlier period. For the nine months ended September 30, 1996, sales increased 9.5% to $72,790,000 versus $66,488,000 for the nine months ended September 30, 1995. In the current quarter compared to last year, sales increased in manufacturing and decreased slightly in distribution. Changes in distribution sales were mainly due to unit sales volumes. Manufacturing unit sales increases exceeded dollar volume increases due to lower copper prices. For the first nine months of 1996, both manufacturing and distribution sales increased with manufacturing sales up at a more rapid rate than distribution. Prices during the nine months of 1996 versus 1995 were down in manufacturing due to lower copper prices and down slightly in distribution.

Cost of goods sold for the three months ended September 30, 1996, was 72.9% of sales or $17,695,000 versus 73.4% or $17,445,000 for the comparable prior year period. Cost of goods sold was 73.6% of sales or $53,605,000 for the nine months ended September 30 1996, compared to 73.5% or $48,889,000 for the nine months ended September 30, 1995. The lower cost of goods sold percentage for the three months ended September 30, 1996, compared to 1995 was primarily due to volume increases and productivity improvements in the Company's Massachusetts manufacturing operations and consistent margins in the distribution business. For the nine month period, the small increase in the cost of goods sold percentage was due to lower margins in the distribution business during the first six months of 1996, which were mostly offset by improvements at the Company's Massachusetts manufacturing operations.

Selling and administrative expenses decreased as a percentage of sales to 20.9% or $5,077,000 for the three months ended September 30, 1996, compared to 20.5% of sales or $4,882,000 for the year earlier period. For the nine months ended September 30, 1996, selling and administrative expenses were 21.7% of sales or $15,770,000 versus 20.9% or $13,919,000 for the nine months ended September 30, 1995. Once the adjustments relating to certain employment agreements are made, as described in Note 2 of "Notes to Pro Forma Condensed Consolidated Financial Statements", selling and administrative expense as a percentage of sales decreases to 19.6% in the three months ended September 30, 1995, and 21.3% and 19.9% for the nine months ended September 30, 1996 and 1995 respectively. The higher percentage for the 1996 third quarter versus the adjusted 1995 third quarter was primarily the result of start-up expenses for two new sales/warehouse branches in distribution, additional salaries and expenses for added infrastructure, and costs to further build the finance department. The higher percentage for the nine months ended September 30, 1996, versus 1995 was primarily due to additional salaries and expenses for added infrastructure to support increased sales and additional costs indirectly related to the CPI acquisition. Additionally, in the 1996 second quarter, the company expensed $255,000 of one-time consulting fees related to acquisition reviews.

Interest income for the three months ended September 30, 1996, was $37,000 compared to $26,000 for the third quarter of 1995. For the nine months ended September 30, 1996, interest income amounted to $73,000 versus $83,000 for the comparable 1995 period. Differences in earnings were due to average investment balances and rates on the Company's United States Treasury Bills.

Interest expense for the third quarter of 1996 was $829,000 versus $728,000 for the third quarter of 1995. For the nine months ended September 30, 1996, interest expense was $2,330,000 versus $2,197,000 for the same 1995 period. Differences were primarily due to working capital requirements.

Income tax expense is provided on operating results at the statutory tax rates estimated to be effective for federal and state income taxes for financial reporting purposes for the year. The estimated effective rate is currently 45%, reflecting goodwill amortization which is not deductible.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal sources of cash are results of operations and existing credit arrangements. During the nine months ended September 30, 1996, cash used in operations was $92,000 compared to $157,000 used for operations in the first nine months of 1995. The net cash used in 1996 included planned reductions in inventory and cash used for reductions in accounts payable of $1,592,000 and accrued liabilities of $660,000. The Company's working capital at September 30 1996, was $14,027,000, including cash and cash equivalents and short-term investments of $ 2,768,000.

CPI has a senior credit facility providing for borrowings up to $45,000,000 subject to a borrowing base limitation. The credit facility consists of a revolver, a line of credit and a term loan and is more fully described in "Note 4 - Debt" to the financial statements included in the Quarterly Report on Form 10-QSB. At September 30, 1996, $30,750,000 was outstanding against these facilities which is secured by CPI's assets as well as the Company's stock in CPI.

The Company believes that funds generated from operations along with existing credit arrangements will be sufficient to support the short-term and long-term liquidity requirements for operations. Acquisitions are intended to be financed from operating cash flows, existing credit arrangements and possibly by additional equity which may be raised for acquisitions.

INCOME TAX MATTERS

The Company has available approximately $88,000,000 of U.S. net operating loss carryforwards ("NOLs") as of December 31, 1995, available to offset future U.S. taxable income generated by the Company and its subsidiaries with which it files a federal consolidated return (the "Consolidated Group"). The NOLs are described in "Note 6 - Income Taxes" to the Condensed Consolidated Financial Statements. If the NOLs are available (see "Note 6 - Income Taxes" to the Condensed Consolidated Financial Statements), it is expected that the actual cash outlay by the Consolidated Group for the next several years will be limited to U.S. alternative minimum tax along with state income taxes and foreign taxes, if any.

Section 382 of the Internal Revenue Code (the "Code") contains certain limitations on the ability of a corporation to utilize its net operating losses ("NOLs") in any one year if there has been a change of ownership of more than 50% within a three-year period ("an ownership change"), counting for purposes of measuring the ownership change generally only the value of stock owned by a shareholder or certain groups of shareholders holding 5% or more of the corporation's stock. Tigera does not believe that there has been an ownership change in the past three years. However, future events, including events beyond the control of Tigera such as the acquisition in the open market of shares of Tigera Common Stock by a current or new 5% shareholder who was unaware of the possible negative consequences of such acquisition, could result in an ownership change. If an ownership change were to occur, Tigera's ability to use its NOLs to reduce the future taxable income of Tigera (and the corporations with which it files a consolidated federal income tax return) could be severely curtailed and it is possible that a federal income tax liability may be incurred that would otherwise have been avoidable had the NOLs been fully available.

A valuation reserve for the NOLs not benefitted will result in a reduction of the deferred tax asset of the Company. At this time, the reserve is not finalized and benefitted NOLs are included in the asset "Unallocated Purchase Price." The valuation reserve will be finalized during preparation of the Company's financial statements for the year ended December 31, 1996.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 3, 1991, Civil Action No. 12374, Smith vs. Gilinski, et al., was filed in the Court of Chancery of the State of Delaware (the "Court") by a stockholder as a derivative action against eleven former officers and directors of the Registrant as a nominal defendant. On July 30, 1996, the Court approved a settlement agreement pursuant to which, the Registrant's directors' and officers' outside insurance carrier will pay to the Registrant $140,000 (the "Settlement Fund"). Plaintiff was awarded $55,000 in attorneys' fees and expenses, which was paid out of the Settlement Fund. The resulting net proceeds to the Registrant from the Settlement Fund is $85,000. Since the litigation was filed, the Registrant has charged approximately $185,000 to operations for legal fees and expenses. For further information regarding this action, please see
Item 3 of the Registrant's Annual Reports on form 10-KSB for the years ended December 31, 1995, and December 31, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                    Description of Document

10.1 First Amendment, dated as of August 26, 1996, to Credit Agreement dated as of May 31, 1996, (the "Credit Agreement"), by and among NBD Bank ("NBD") and The First National Bank of Boston ("FNBB"), each individually and as Co-Agent, and Connectivity Products Incorporated ("CPI").

10.2 Second Amendment, dated as of September 30, 1996, to the Credit Agreement, by and among NBD, FNBB, each individually and as Co-Agent, Fleet Bank, N.A.
                  and CPI.

10.3              Agreement, dated as of September 27, 1996, by and among James
                  S. Harrington, Duane A. Gawron, John E. Pylak, Kurt Cieszkowski and CPI.

10.4 Form of Employee Stock Option Agreement pursuant to the Company's 1996 Stock Incentive Plan.

11                Computation of Earnings Per Share

27                Financial Data Schedule

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

                                    TIGERA GROUP, INC.



Date:    November 13, 1996          By:  /s/  James S. Harrington
                                         ------------------------
                                         James S. Harrington
                                         President and Chief Executive Officer
                                         (as a duly authorized officer of the
                                         Registrant)



                                    By:  /s/  Gregory C. Kowert
                                         -------------------------
                                         Gregory C. Kowert
                                         Senior Vice President, Chief Financial
                                         Officer and Secretary (as the principal
                                         financial officer of the Registrant)

                                  EXHIBIT INDEX

Exhibit No.                  Description of Document

10.1 First Amendment, dated as of August 26, 1996, to Credit Agreement dated as of May 31, 1996, (the "Credit Agreement"), by and among NBD Bank ("NBD") and The First National Bank of Boston ("FNBB"), each individually and as Co-Agent, and Connectivity Products Incorporated ("CPI").

10.2 Second Amendment, dated as of September 30, 1996, to the Credit Agreement, by and among NBD, FNBB, each individually and as Co-Agent, Fleet Bank, N.A.
                  and CPI.

10.3              Agreement, dated as of September 27, 1996, by and among James
                  S. Harrington, Duane A. Gawron, John E. Pylak, Kurt Cieszkowski and CPI.

10.4 Form of Employee Stock Option Agreement pursuant to the Company's 1996 Stock Incentive Plan.

11                Computation of Earnings Per Share

27                Financial Data Schedule