Form 10-K405
period 1996-12-31
CONNECTIVITY TECHNOLOGIES INC
filed 1997-03-31
CIK 714399

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31,1996
                         Commission file number 0-12113

                         CONNECTIVITY TECHNOLOGIES INC.
              (Exact Name of Small Business Issuer in its charter)

         Delaware                                      94-2691724
(State of Incorporation)                    (I.R.S. Employer Identification No.)

 667 Madison Avenue, 25th Floor, New York, NY            10021
  (Address of principal executive offices)            (Zip Code)

          Issuer's telephone number, including area code: 212-644-8880

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.04 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No.
    ---      ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:  $56,697,955

Aggregate market value of the Common Stock, $.04 par value, held by non-affiliates of the registrant based on the closing price of such stock on March 19, 1997, was $17,715,443. On such date, the closing price of registrant's Common Stock was $4.69 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's voting stock have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of shares of Common Stock, $.04 par value, outstanding as of March 18, 1997 was 5,565,074.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      (a)   Business Development.

      Connectivity Technologies Inc. (the "Company" or the "Registrant") is principally engaged in the manufacture, distribution and assembly of wire and cable through its subsidiary, Connectivity Products Incorporated ("CPI"). The Company owns 85% of the capital stock of CPI which it acquired on May 31, 1996 from James S. Harrington, Duane A. Gawron, Trustee of the Living Trust of Duane
A. Gawron, Margo Gawron, John E. Pylak, Trustee of the John E. Pylak Living Trust, Rebecca Pylak and Kurt Cieszkowski (collectively, the "Sellers"). The Sellers own the remaining 15% of the capital stock of CPI. See "Item 12 Certain Relationships and Related Transactions." Prior to its acquisition of CPI, the Company was principally engaged in evaluating candidates for acquisition.

      During 1996, the Company purchased an option from its Chief Executive Officer to acquire all of the capital stock of Signal Sales Corp., a distributor of wire and cable to the municipal traffic signal and communications market. See "Item 12 Certain Relationships and Related Transactions." The Company also opened three additional sales offices during 1996.

      In March 1997, the Company announced that CPI is planning an initial public offering ("IPO"). The proposed IPO is intended to raise equity capital to fund acquisitions and provide flexibility to use stock in future acquisitions. Proceeds from the proposed IPO would also be used to reduce debt. No assurance may be given that such an IPO will occur.

      The Company was incorporated under the laws of Delaware on September 29, 1980 as Fortune Systems Corporation. In June 1987, the Company changed its name to Tigera Group, Inc. In December 1996, the Company changed its name from Tigera Group, Inc. to Connectivity Technologies Inc.

      In December 1996, the Company effectuated a one-for-four reverse stock split. Unless otherwise indicated, all share and per share amounts set forth in this Report reflect such reverse stock split.

      On November 8, 1995, Beverly Hills Bancorp sold to Hudson River Capital LLC, formerly Victory Capital LLC ("Hudson River"), its holdings of shares of Common Stock, par value $.04 per share, of the Company ("Common Stock") owned directly and indirectly (1,185,000 shares) for $3.60 per share. Hudson River makes investments in entities in which it holds either controlling or non-controlling equity interests. Hudson River also purchased, or agreed to purchase, certain shares of the Company owned by Albert M. Zlotnick (432,750 shares) and Michael S. Berlin (62,062 shares) at $3.60 per share which purchases were completed on November 15, 1995 and January 4, 1996, respectively. Effective as of November 8, 1995, all of the prior directors of the Company resigned (except for Albert M. Zlotnick and A. Clinton Allen) and were replaced by directors recommended by Hudson River. Hudson River and its affiliates currently hold approximately 31.4% of the outstanding shares of Common Stock of the Company.

      CPI was formed by the merger of CPI's three operating divisions in October 1995. CPI's three divisions operate in two business segments, distribution and manufacturing. The distribution segment, located in Auburn Hills, Michigan, operates under the name Energy Electric Cable ("EEC") and distributes a full-line of wire and cable products for the computer networking, voice, security, signal and sound markets. The manufacturing segment consists of two divisions. The first, located in Leominster, Massachusetts, operates under the name "BSCC" and manufactures low voltage wire and cable for the security, factory automation, signal and sound markets. The second manufacturing division, located in Auburn Hills, Michigan, operates under the name Energy Electric Assembly ("EEA") and specializes in designing and manufacturing cable assemblies primarily for robotics and machine tool manufacturers and end-users (factory automation). The two major market segments served by the Company are (i) security, factory automation, signal and sound, and (ii) computer networking and voice, which together accounted for all of 1996 sales.

      By developing long-standing relationships based on quality products, knowledge of its customers, continuity of supply, customized design and prompt delivery at competitive prices, the Company endeavors to expand its current market position in the connectivity industry. With a management team experienced in distribution, manufacturing and the specialized assembly businesses, the Company seeks to position itself to evaluate and pursue opportunities for advancement and growth in its industry through internal expansion into targeted geographical areas and new product lines, the acquisition of additional companies, and the development of strategic relationships with major suppliers and manufacturers in the industry.


      (b)   Business of Issuer.


GENERAL DESCRIPTION OF THE INDUSTRY

      The wire and cable industry encompasses both a wide range of copper and fiber optic products and a wide variety of product applications requiring electronic and electrical connectivity. The Company's main product focus is on low voltage copper wire and cable, but it also handles numerous other products, including fiber optic cable. The Company participates in the security, factory automation, signal and sound markets and in the computer network and voice communications market, each of which is briefly described below:


      Security, Factory Automation, Signal and Sound. Technological advances in commercial building monitoring and a greater concern for safety features in commercial buildings and residences have increased demand for wiring products for fire and burglary alarms, motion detectors, voice activators, climate controls, and electronic card and video surveillance devices. Increasingly stringent safety requirements imposed by local and national building codes and insurance providers have also increased demand for "safety cable," which refers to certain physical attributes of cable that improve the safety and performance of such cables under hazardous conditions, particularly in buildings with advanced fire alarm and safety systems. Continued growth of the factory automation and robotic machinery market as well as changes in equipment installation procedures have increased the demand for wire and cable products servicing this industry. Demand for signal wire used in traffic control signals and transit wire installed in, among other things, subways, bridges, tunnels and toll booths, is driven by the need to rebuild infrastructure and the pace of new construction in this area.

      Computer Networks and Voice. The proliferation of personal computers in the business world has created a need for products which enable users to share files, applications and peripheral equipment such as printers and data storage devices. Local area networks ("LAN's") which link personal computers with other computers and peripherals inside of a building, and wide area networks ("WAN's") which link personal computers between buildings or campus settings, were developed in response to this demand. "Structured wiring systems" are the electronic highways that connect personal computers in LAN's or WAN's. In a structured wiring system, generally, a fiber optic cable provides connectivity vertically up a riser shaft to the various wiring closets located throughout a building. Then, high speed copper cable is distributed horizontally throughout each floor through patch panels to the individual work stations or desks. The number of personal computers connected and upgraded to such systems increases with the penetration of networking technology and the expansion of personal computers in the workplace. Rapid technological advances in computers and software have necessitated similar advances in data transmission cable to enable it to transmit increasingly complex data at faster speeds without diminishing data integrity. Upgrading to accommodate advanced network requirements is expected to increase demand for advanced data transmission cable.


DIVISIONS AND PRODUCTS

      Distribution. The Company's EEC division is a full-line distributor of wire and cable, including (i) data communications cable, fiber optic cables, and a complete range of connectivity devices, and (ii) security, signal, sound and control products. EEC's distribution customers are primarily LAN and WAN installers, systems integrators, large corporations, security and climate control system installers and contractors, and electrical contractors. The Company's strategy for EEC has been to pursue those segments of the wire and cable market for which a distributor can add value through product knowledge, providing customer solutions, inventory management, convenience and quick order processing.

      Approximately 59% of EEC's 1996 sales were communication and computer networking products related to the transmission of voice and data. The majority of networking product sales are passive components associated with

"structured wiring systems". Networking products distributed by EEC include copper and fiber optic cable and, to a lesser extent, repeaters, network interface cards, hubs, routers, patch panels, and connectors.

      In addition to its networking products, EEC also distributes low voltage copper wire which is used primarily in security, signal, sound and control installations and accounted for approximately 31% of 1996 sales. The majority of low voltage sales are to small, local security, sound, climate control and fire alarm installers.

      EEC also markets power cable, electronics wire (coaxial cable, shielded cable, hook-up wire, ribbon and braided shielded wire), and miscellaneous related electrical products. Customers for these products are primarily original equipment manufacturers ("OEM's"), electrical contractors, and large firms.

      EEC aggressively pursues sales through targeted telemarketing to end users of wire and cable products. EEC currently employs 57 telemarketers, ten additional salespersons who concentrate on servicing large accounts and four regional sales managers. EEC, which began as a regional distributor with a strong presence in Detroit, Michigan, has been expanding into a national distributor through the opening of branch offices and warehouses in Chicago, Illinois; Ft. Lauderdale, Pensacola and Tampa, Florida; Atlanta, Georgia; Dallas, Texas; and Torrance, California. EEC has also been expanding through the opening of sales offices in Orlando Florida; Houston and Austin, Texas; and Lexington, North Carolina. Sales offices provide a local presence in the market and serve as potential platforms from which to locate warehouses to optimize delivery times and freight costs. All of the sales offices are on-line with a centralized computer located in Detroit and utilize a proprietary software system licensed to EEC. Each telemarketer has on-line access to the customer's order and payment history and EEC's inventory and can fill a shipment from the site which will best expedite delivery and minimize freight costs. The Company believes that EEC's proprietary system enables it to increase sales productivity, provide personalized customer service and, in most cases, same day shipping of products while enabling EEC to control and monitor inventory levels at its locations. The Company has approximately 8,400 customers and in excess of 30,000 stock keeping units ("SKU's").

      Management believes that retaining a highly motivated sales force and minimizing the cost of turnover is important to the growth of its business. EEC has developed a commission system based on profitability which provides continued motivation for improved individual performance while serving corporate objectives.

      EEC acquires its products from a variety of vendors, including BSCC which accounted for approximately 13% and 19% of EEC's purchases in 1995 and 1996, respectively, and is not dependent on any single vendor for any particular product. As EEC's ability to deliver product on a timely cost-effective basis depends on its ability to obtain such product from manufacturers on acceptable terms, management believes that its relationships with its vendors are a key component of EEC's business. Following the merger with BSCC, EEC has concentrated on maintaining its relationships with other vendors and management believes that it has good working relationships with its vendors.

      Manufacturing. The Company's BSCC division manufactures low voltage copper wire and cable for the security, factory automation, signal and sound markets. Low voltage wire and cable includes electronic and electrical wire and cable, control and signal wire and cable, climate control wire and cable, transit wire and cable and low smoke and low halogen wire and cable products. BSCC also manufactures wire and cable for sale to distributors that is specifically designated by OEM's or installers as meeting the specification of a particular function ("spec'd product"). As competition for sales of spec'd product is generally limited to select competitors, if any, who have also been designated by the OEM as manufacturers of the spec'd product, BSCC intends to aggressively pursue the manufacture and sale of additional spec'd products.

      The manufacturing process for insulated wire consists of extruding plastic compounds (the insulation) over conductive metal, such as copper (the conductor). Cables are then formed by combining various insulated wires. BSCC melts and applies compound to wire using extruders that pump molten compound through dies to shape it into its final form on the wire. After extrusion, insulated wires pass through a variety of secondary operations depending on the finished cable form. Secondary operations are primarily twinning (the twisting of two insulated wires), cabling (the grouping of a multitude of insulated wires) and jacketing (the extrusion of a plastic compound jacket over the finished cable). Additional operations may be performed to stripe insulated wire for identification and apply tape or braided metal shields for mechanical protection and reduction of electrical interference. BSCC is an Underwriters Laboratory(TM) approved manufacturer and is ISO 9002 certified.

      BSCC uses copper as the base conductor material for the majority of the wire and cable it produces. BSCC has not experienced difficulties in obtaining sufficient supplies of copper in the past and typically orders copper wire weekly to minimize its investment in inventory. BSCC has generally been able to pass on increases in the price of copper to its customers, but there can be no assurance that it will be able to do so in the future. Given the volatility in the price of copper, BSCC does not generally enter into long term agreements to supply its products at a fixed price. Significant increases in the price of BSCC's products as a result of increases in the cost of copper could have a negative effect on BSCC's profitability. BSCC does not engage in hedging transactions for the purchase of copper.

      BSCC also uses a number of plastic compounds as insulators. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future. BSCC has alternative sources of supply for these insulating materials and may use alternative insulating materials in its products.

      The manufacture of wire and cable products requires a wide variety of manufacturing, electronic control and testing equipment. Due to the high cost and long delivery times of new equipment, BSCC purchases used manufacturing equipment and reconfigures it to achieve desired operating speeds and tolerances. Although BSCC has been successful in acquiring used machinery in the past, a shortage of such equipment could temporarily restrain the future growth of BSCC. As the reconfiguration and operation of this equipment requires experienced operators and a continual maintenance program, BSCC has several equipment specialists on staff to modify and maintain the equipment.

      BSCC's products are sold to distributors on a non-exclusive basis. Sales to EEC, BSCC's largest distributor, accounted for 21% and 24% of BSCC's sales for 1995 and 1996, respectively. BSCC also supplies standard and specialty products to the Company's EEA division which accounted for 3% and 6% of BSCC's sales for 1995 and 1996, respectively. BSCC currently sells to approximately 275 distributors nationwide and believes that its relationships with its distributors are good. In general, BSCC's distributors are not obligated to carry BSCC's products exclusively and may carry products that compete with BSCC's products. Although the loss of one or more distributors could have an adverse effect on BSCC's results of operations in the short term, BSCC believes that additional distributors could be added without significant delay. Sales of BSCC's products are currently limited by BSCC's internal manufacturing capacity constraints. BSCC's backlog as of December 31, 1996 was approximately $4,110,000. Substantially all of the Company's backlog is subject to rescheduling or cancellation.

      EEA, the Company's assembly division, provides design application and assembly services to OEM's, such as machine-tool and robotics manufacturers, and to end-users of such factory automation equipment, in each case, primarily in the automobile industry. EEA's strategy is to design, engineer and produce subassemblies which combine cables with various connectors to strict specifications to create value-added products. In the assembly process, specialized cables are cut to length, then undergo many detailed processes in order to prepare the cables for connection and then are attached to specified connectors. Electrical inspection is then performed before final shipment.

      EEA seeks to capitalize on the development of modular machine tool design which requires complex cable assemblies to link machinery with the industrial computers controlling it. In addition, cable subassemblies previously "hardwired" into machinery by electricians are now being designed in modular form to promote faster and more economical retooling of equipment and assembly lines.

      Although EEA acquires its products from a variety of vendors and is not dependent on any single vendor, BSCC accounted for approximately 21% and 36% of EEA's purchases in 1995 and 1996, respectively.

      As the services provided by EEA are often time-intensive and can result in costly delays if not completed to exact specifications, EEA seeks to encourage OEM's who currently perform this function "in-house" to "outsource" these functions to EEA.


COMPETITION

      The specialty wire and cable market is highly competitive and fragmented. Many of the Company's competitors are substantially larger and have greater financial, engineering, distribution, manufacturing and other resources than the Company. Management believes that it competes successfully in its markets due to its experienced management team, its established reputation for quality products, large sales force, and its extensive knowledge of its current customer base.

      EEC believes that the principal competitive factors in the distribution market are knowledgeable salespeople, availability of inventory on a wide variety of products, competitive prices and the ability to meet the specific requirements of end-users on a timely basis. To compete successfully, management believes that EEC must continue to distribute a broad range of products, provide competitive pricing and prompt delivery, deliver responsive customer service, maintain its relationships with its suppliers and attract and retain highly qualified personnel. EEC faces substantial competition from several national and regional distributors that have greater financial, technical and marketing resources and distribution capabilities including Anixter International and Graybar Electric, as well as a number of smaller companies. EEC also faces competition from manufacturers who sell directly to end-users for certain large scale products.

      BSCC believes that the principal competitive factors in the manufacturing division are quality and price. BSCC believes that its ability to extrude and cable low voltage products at a high rate of speed, while maintaining product quality, enables it to compete effectively. BSCC faces substantial competition from several manufacturers that have greater financial and technical resources including Belden Wire & Cable Corp., General Cable Industries, and the West Penn Wire Division of Cable Design Technologies Corporation as well as several smaller regional companies.

      EEA believes that the principal competitive factors in the assembly market are knowledge of end-user requirements, quality production, and the ability to deliver the finished product to end-users on a timely basis. EEA competes primarily with numerous regional companies, OEM's and with the Northern Wire and Cable division of Anicom, Inc., most of which have greater financial and technical resources than the Company.


TECHNOLOGICAL DEVELOPMENT AND OTHER SPECIAL CONSIDERATIONS

      Fiber optic technology represents a potential substitute for some copper-based networking cable products. A significant decrease in the cost of fiber optic systems could make such systems superior on a price performance basis to copper systems and may have a material adverse effect on the Company's business. To date, fiber optic cables have not significantly penetrated the markets served by the Company due to the high relative cost required to interface electronic and light signals and the high cost and technical difficulty of fiber termination and connection. At the same time, advances are being made in copper-based products to increase efficiency and enhance performance. While fiber optic cable represents a small percentage of its current sales, the Company's distribution business could shift its product mix toward fiber and away from copper should demand for copper products decline significantly.

      Wireless communications technology may represent a threat to both copper and fiber optic-based systems by reducing the need for premise wiring. The Company believes that the limited signal security, the relatively slow transmission speeds of current wireless systems and the relatively higher cost restrict the use of such systems in many data communication markets. However, there can be no assurance that future advances in wireless technology will not have a material adverse effect on the Company's business.


      Copper is the principal raw material used in the Company's products. Significant increases in the price of the Company's products due to increases in the cost of copper could have a negative effect on demand for the Company's products. Similarly, significant decreases in the price of copper could result in the price for the Company's products decreasing which could have an adverse effect on the Company's gross margins until inventory with a higher carrying cost is distributed. See "Business -- Divisions and Products - Manufacturing."

      In connection with the Company's acquisition of CPI, CPI increased and refinanced its bank facility with a new facility consisting of a revolving credit facility, a term loan and a line of credit (collectively, the "Bank Facility"). Borrowings under the Bank Facility were approximately $31,550,000 as of December 31, 1996, of which $16,550,000 bears interest at floating rates that will fluctuate over time based on prevailing interest rates and $15,000,000 of which bears interest at a fixed rate. CPI has pledged essentially all of its assets, and the Company has pledged all of its CPI stock, to secure the repayment of amounts borrowed. The credit agreement between CPI and its banks contains certain covenants including, among others, financial covenants relating to net worth, debt coverage, interest coverage and fixed charge coverage, as well as covenants restricting CPI's ability to make capital expenditures in excess of stated amounts, incur indebtedness, pay dividends on or purchase, redeem or otherwise acquire its capital stock, or, in certain cases, merge or purchase assets or stock of another entity. Although certain acquisitions are permitted under the credit agreement, these covenants and restrictions, together with the pledge of assets and the debt service requirements, may restrict the Company's or CPI's ability to take advantage of business opportunities or to respond to market conditions in the future. In addition, a significant portion of CPI's operating cash flow will be required to satisfy interest and principal payments due under the Bank Facility. Although the Company expects CPI to generate sufficient cash flow from its operations to meet its debt service obligations, CPI's ability to meet such obligations will be dependent on its future operating performance.


ENVIRONMENTAL MATTERS

      The Company is subject to numerous United States federal, state and local laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the United States Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. Regulations of particular significance to the Company are those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and stormwater and release of hazardous chemicals. Although the Company believes it is in compliance with such laws and regulations, there can be no assurance that the Company will be in compliance with such laws in the future or that it will not incur fines, penalties or other costs as a result of noncompliance or an allegation thereof.

      The Company does not currently anticipate any material adverse effect on its results of operations, financial condition or competitive position as a result of compliance with federal, state or local environmental laws or regulations. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments, such as promulgation of implementing regulations for the 1990 amendments to the Clean Air Act or the imposition of other requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by the Company.


EMPLOYEES

      As of March 1, 1997, the Company had 156 full time employees in its EEC distribution division, 140 employees in its BSCC manufacturing division, and 64 employees in its EEA assembly division.


ITEM 2. DESCRIPTION OF PROPERTIES


      The principal operating office and primary distribution facility for EEC consists of 60,000 square feet of leased space in Auburn Hills, Michigan. EEC has also leased branch offices and warehousing facilities in the following locations: Chicago, Illinois; Ft. Lauderdale, Pensacola and Tampa, Florida; Atlanta, Georgia; Dallas, Texas; and Torrance, California. EEC also has regional sales offices in Orlando Florida; Houston and Austin, Texas; and Lexington, North Carolina.

      The manufacturing facilities for BSCC consist of two leased premises comprised of 50,000 and 80,000 square feet of space, respectively, in Leominster, Massachusetts. The Company also leases an additional 9,000 square feet of office space in Leominster, Massachusetts.

      EEA leases 30,000 square feet of office, assembly and warehouse space adjacent to EEC's headquarters facility in Auburn Hills, Michigan.

      The Company rents office space in New York City from, and makes certain support personnel payments to, Noel Group, Inc. ("Noel") on a month-to-month basis at a monthly cost of $20,676. See "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

      The Company is a party to various legal proceedings and administrative actions, all of which management believes to be of an ordinary or routine nature incidental to its operations. In the opinion of management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Company held its annual meeting of shareholders on December 4, 1996.

      (b) At the meeting, the following nominees were elected as Directors of the Company:

Names                               Votes For              Votes Withheld
-----                               ---------              --------------
Donald T. Pascal                    4,966,529                   68,557
James S. Harrington                 4,951,000                   68,557
Duane A. Gawron                     4,954,624                   68,557
John E. Pylak                       4,954,457                   68,557
Ramon D. Ardizzone                  4,966,691                   68,557
Clark H. Bailey                     4,967,901                   68,557
Herbert M. Friedman                 4,966,705                   68,557
Stephen P. Kelbley                  4,954,624                   68,557


      (c) The proposal to amend the Company's Certificate of Incorporation to change the name of the Company to Connectivity Technologies Inc. was approved as follows: 4,975,584 votes for such proposal; 14,869 votes against such proposal; and 35,171 votes abstaining.

      The proposal to amend the Company's Certificate of Incorporation to effect a one-for-four reverse split of the Company's outstanding Common Stock, and to reduce the number of authorized shares of the Company's Common Stock and Preferred Stock was approved as follows: 4,842,516 votes for such proposal; 95,317 votes against such proposal; and 34,540 votes abstaining.

      The proposal to adopt the Company's 1996 Stock Incentive Plan was approved as follows: 3,258,014 votes for such proposal; 131,363 votes against such proposal; and 82,834 votes abstaining.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      A.    Market Information.

      The Company's shares of Common Stock are currently quoted in the OTC Bulletin Board under the trading symbol "CVTK". Prior to the Company's name change in December 1996, the Company's Common Stock traded under the symbol "TYGR". Prior to September 30, 1995, the Common Stock traded on The Nasdaq Stock Market ("NASDAQ"). On September 30, 1995, NASDAQ no longer listed the Common Stock since the Company did not have an operating business. The following table sets forth the range of high and low sales prices as reported by NASDAQ for shares of Common Stock for the first three quarters of 1995. The high and low bid prices for the quarter ended December 31, 1995 and for the year ended December 31, 1996, as reported by the OTC Bulletin Board, reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. The public market for Common Stock is limited, and the following quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares. The following prices have been adjusted to reflect to the Company's one-for-four reverse stock split which was effected in December 1996.

                                                   1996           1995
                                              --------------  ------------
                                               High     Low    High   Low
                                               ----     ---    ----   ---
Fiscal quarter ended March 31                 $10.50   $4.13  $3.24  $1.88
Fiscal quarter ended June 30                   14.75    9.25   3.24   2.12
Fiscal quarter ended September 30              13.00    8.00   3.00   2.24
Fiscal quarter ended December 31               10.00    6.38   5.10   2.00

      B.    Holders.

      On March 18, 1997, as reported by the Company's transfer agent, there were 5,565,074 shares of Common Stock issued and outstanding which were held of record by 1,966 persons, including several holders who are nominees for an undetermined number of beneficial owners.

      C.    Dividends.

      The Company has not declared or paid any cash dividends on its Common Stock since its inception nor does the Company intend to do so in the immediate future. It is currently the policy of the Company's Board of Directors to retain earnings to finance the Company's operations and the expansion of the Company's business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Overview

      The primary business of Connectivity Technologies Inc. (the "Company", "CTI" or the "Registrant"), is the distribution and manufacture of wire and cable products. The two major markets served by the Company are industrial (commercial and residential security, factory automation, traffic and transit signal control and audio systems) and communications (networking, voice and data).

      On May 31, 1996, the Company acquired for $7.99 million, 85% of the outstanding stock of CPI. Concurrent with the acquisition, CPI redeemed shares of its common stock and incurred additional indebtedness, including refinancing of its existing debt. The acquisition and related financing are more fully described in Notes 1 and 5 in the "Notes to Condensed Consolidated Financial Statements" included in this Report.

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

      The Company was incorporated under the laws of Delaware on September 29, 1980 as Fortune Systems Corporation. In June 1987, the Company changed its name to Tigera Group, Inc. In December 1996, the Company changed its name from Tigera Group, Inc. to Connectivity Technologies Inc. to better fit the Company's wire and cable business along with its products and markets.

Comparison of Actual Results

      The financial statements filed herewith include the operations of CPI from June 1, 1996 onward. Most significant changes in CTI's results of operations are a result of the CPI acquisition . To enable a clearer understanding of the combined operations, pro forma consolidated financial statements covering the operations of CTI and CPI are included with this Report for 1996, compared to 1995. These statements are prepared as if the companies had been combined as of January 1, 1995, the beginning of the periods reported on. A discussion of the pro forma results is also included in a separate section in this Management's Discussion and Analysis or Plan of Operation.

      The purchase price allocation initially reported in 1996 interim periods was reported as an estimate and has been finalized in connection with the Company's Consolidated Financial Statements for the year ended December 31, 1996. The purchase price has been allocated to the fair value of net assets acquired including tangible assets, deferred tax assets related primarily to net operating loss carry forwards, and goodwill. See also the separate section titled "Income Tax Matters" and footnote 7 to the Financial Statements.

      Sales for the year ended December 31, 1996 of $56,697,955 are due to CPI's operations from the date of acquisition. In 1995, there were no sales.

      Cost of goods sold for 1996 of $41,275,166 are due to CPI's operations from the date of acquisition. In the comparable 1995 period, there were not any cost of goods sold.

      Selling, general and administrative expenses were $12,709,069 for 1996 compared to $853,700 for 1995. The increases in 1996 compared to 1995 are primarily due to CPI's operations and other operating costs incurred in relation to the acquisition. Also, in the second quarter of 1996, the Company expensed $255,000 of one-time consulting fees related to acquisition reviews.

      Interest income was $336,717 in 1996 compared to $700,248 in 1995. The decreases in 1996 were primarily due to a decrease in the amount of Treasury Bills held by the Company subsequent to the acquisition of CPI on May 31 1996 and lower interest rates on the Company's United States Treasury Bills.

      Interest expense of $1,968,323 for 1996 relates to CPI's interest expense from the date of acquisition.

      Income tax expense is provided on operating results at statutory tax rates. The Company's effective tax rate was 55.3% for 1996 versus no rate in 1995. Non-deductible goodwill amortization, which does not reduce cash flow from operations, and state and local taxes caused the higher rate compared to normal statutory rates.

Comparison of Pro Forma Results

      Pro forma income statements contained in this Report are prepared as if the companies had been combined since January 1, 1995. All explanations in this section comparing pro forma results are based on the pro forma financial statements included with this Report.

      Sales for the year ended December 31, 1996, increased 9.4% to $97,264,000 from $88,893,000 for the year earlier period. Manufactured products accounted for approximately three fourths of the sales increase. Manufacturing unit sales increases exceeded dollar volume increases due to lower copper prices. Prices during 1996 versus 1995 were down in manufacturing due to lower copper prices and down slightly in distribution.

      Cost of goods sold for the year ended December 31, 1996, was 73.1% of sales or $71,059,000 versus 73.5% or $65,294,000 for 1995. The lower cost of goods sold percentage for the year ended December 31, 1996, compared to 1995 was primarily due to volume increases and productivity improvements in the Company's Massachusetts manufacturing operations, partially offset by slightly lower gross margins in distribution and lower gross margins in the cable assembly portion of the manufacturing operations.

      Selling and administrative expenses decreased as a percentage of sales to 21.6% or $21,053,000 for the year ended December 31, 1996, compared to 21.7% or $19,281,000 for 1995. The increase in amounts, as compared to 1995, is primarily due to the increased level of sales and the addition of senior sales and financial personnel, and general cost increases offset by salary reductions to the founders of CPI, according to the acquisition agreement.

      Interest income for the year ended December 31, 1996, was $98,000 compared to $122,000 for 1995. Differences in earnings were due to average investment balances and rates on the Company's United States Treasury Bills.

      Interest expense for the year of 1996 was $3,176,000 versus $2,924,000 for 1995. Differences were primarily due to working capital requirements.

      Income tax expense is provided on operating results at statutory tax rates. The Company's effective tax rate was 51.1% for 1996 and 55.0% for 1995. Nondeductible goodwill amortization, which does not reduce cash flow from operations, and state and local taxes resulted in the higher rates.

Financial Condition and Liquidity

      The Company's principal sources of cash are results of operations and existing credit arrangements. During the year ended December 31, 1996, cash generated from operations was $40,000 compared to $192,000 cash used for operations in 1995. Since the acquisition of CPI, the Company's cash flow has been directed toward increases in inventories and accounts receivable. Also, accounts payable decreased. The Company's working capital at December 31, 1996, was $14,540,000 including cash and cash equivalents and short-term investments of $1,220,000.

      CPI has a senior credit facility providing for borrowings up to $45,600,000 subject to a borrowing base limitation. The credit facility consists of a revolver, a line of credit and a term loan and is more fully described in "Note 5-Debt" to the Consolidated Financial Statements.

      The Company believes that funds generated from operations along with existing credit arrangements will be sufficient to support the short-term and long-term liquidity requirements for operations. Acquisitions are intended to be financed from operating cash flows, existing credit arrangements and possibly by additional equity which may be raised for acquisitions. The Company has announced that CPI is planning an initial public offering of its capital stock. No assurance can be given that such an IPO will occur.

Income Tax Matters

      The Company has available approximately $85,000,000 of U.S. net operating loss carryforwards ("NOLs") as of December 31, 1996, available to offset future U.S. taxable income generated by the Company and its subsidiaries with which it files a federal consolidated return (the "Consolidated Group"). The NOLs are described in "Note 7 - Income Taxes" to the Consolidated Financial Statements. If the NOLs are available (see "Note 7 - Income Taxes" to the Consolidated Financial Statements), it is expected that the actual cash outlay by the Consolidated Group for the next several years will be limited to U.S. alternative minimum tax along with state income taxes and foreign taxes, if any.

      The future benefits of the NOL and tax credit carryforwards are dependent on their continued availability as well as the availability of future taxable income. The Deferred Tax Asset (net of a valuation allowance) included in the Company's Consolidated Financial Statements has been computed on the assumption that CTI will continue to file a consolidated tax return that includes CPI. Management is currently planning an initial public offering ("IPO") of CPI's common stock which, if successful, would result in CTI no longer being able to include CPI in its consolidated tax return. There are many uncertainties related to a proposed IPO and management is unable to represent that it is likely that the IPO will be successfully completed. If the IPO is successful, there could be a material adjustment to the valuation allowance in 1997.

      Section 382 of the Internal Revenue Code (the "Code") contains certain limitations on the ability of a corporation to utilize its net operating losses in any one year if there has been a change of ownership of more than 50% within a three-year period (an "ownership change"), counting for purposes of measuring the ownership change generally only the value of stock owned by a shareholder or certain groups of shareholders holding 5% or more of the Company's stock. The Company does not believe that there has been an ownership change in the past three years. However, future events, including events beyond the control of the Company such as the acquisition in the open market of shares of the Company's Common Stock by a current or new 5% shareholder who was unaware of the possible negative consequences of such acquisition, could result in an ownership change. If an ownership change were to occur, the Company's ability to use its NOLs to reduce the future taxable income of the Company (and the corporations with which it files a consolidated federal income tax return) could be severely curtailed and it is possible that a federal income tax liability may be incurred that would otherwise have been avoidable had the NOLs been fully available.

ITEM 7. FINANCIAL STATEMENTS

      The Consolidated Financial Statements of the Company are set forth in a separate section of this Annual Report on Form 10-KSB. See "Item 13 Exhibits and Reports on Form 8-K" and the Index to Financial Statements on page F-1 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On June 10, 1996, as a result of the consummation of the acquisition of the capital stock of CPI on May 31, 1996, BDO Seidman, LLP ("BDO"), the Company's independent public accountant for the fiscal year ended December 31, 1995, was dismissed to allow Coopers & Lybrand LLP, CPI's independent public accountant, to be engaged as the Company's independent public accountant. BDO's report on the financial statements of the Company for each of the last two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the Executive Committee of the Board of Directors. There were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BDO's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.





                                    PART III



ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

      The directors and executive officers of the Company are as follows:

                                                                                                 Director and/or Executive
Name                               Age               Position(s)                                 Officer Since
----                               ---               -----------                                 -------------
Donald T. Pascal                   37                Chairman of the Board;                      November 1995
                                                     Director(1)

James S. Harrington                45                President and Chief Executive Officer;      May 1996
                                                     Director(1)

Duane A. Gawron                    45                Senior Vice President; Director             May 1996

Kurt Cieszkowski                   30                Senior Vice President                       May 1996

Gregory C. Kowert                  50                Senior Vice President, Chief Financial      July 1996
                                                     Officer and Secretary

Charles J. Di Bona II              32                Vice President                              February 1996

Ramon D. Ardizzone                 59                Director(2)                                 November 1995

Clarke H. Bailey                   42                Director(1)                                 November 1995

Herbert M. Friedman                65                Director(3)                                 November 1995

Stephen P. Kelbley                 54                Director(2)(3)                              December 1996


(1)  Member of the Executive Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Audit Committee.

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

      Donald T. Pascal has been a director of the Company since November 1995 and Chairman of the Board since May 1996. Mr. Pascal served as President and Chief Executive Officer of the Company from November 1995 to May 1996. Mr. Pascal has also served as a Managing Director of Noel Group, Inc. ("Noel"), a company which conducts its operations through small and medium-sized operating companies in which Noel holds controlling or other significant equity interests, since November 1991. Previously, Mr. Pascal served as a director of Noel from October 1989 until November 1991, and as a Vice President and Secretary of Noel from May 1988 until November 1991, when he became a Managing Director. Mr. Pascal served as a Vice President of The Prospect Group, Inc., a company which prior to its adoption in 1990 of a Plan of Complete Liquidation and Dissolution conducted its major operations through subsidiaries acquired in leveraged buyout transactions ("Prospect"), from March 1986 until February 1989. Mr. Pascal is also a director of Sylvan Inc., a company which produces mushroom spawn and fresh mushrooms. Mr. Pascal became a Senior Vice President of Hudson River Capital LLC ("Hudson River") in February 1997.

      James S. Harrington has served as President and Chief Executive Officer and as a director of the Company since May 1996. From October 1995, Mr. Harrington served as Chief Executive Officer of CPI with primary responsibility for the BSCC manufacturing division. From 1988 to October 1995, Mr. Harrington served as President of BSCC Corp., a predecessor of CPI.

      Duane A. Gawron has served as a Senior Vice President and as a director of the Company since May 1996. From October 1995 through May 1996, Mr. Gawron served as Vice President and Treasurer of CPI with primary responsibility for sales and marketing in the Energy Electric Cable distribution division. From 1984 to October 1995, Mr. Gawron served as Vice President of Energy Electric Cable, Inc., a predecessor of CPI, with primary responsibility for sales and marketing.

      Kurt Cieszkowski has served as a Senior Vice President of the Company since May 1996. From October 1995 through May 1996, Mr. Cieszkowski served as Vice President of CPI with primary responsibility for sales in the Energy Electric Assembly division. From 1986 through October 1995, Mr. Cieszkowski served as the President of Energy Electric Assembly, Inc., a predecessor of CPI.

      Gregory C. Kowert has served as a Senior Vice President, Chief Financial Officer and Secretary of the Company since July 1996. From 1993 to 1996, he was Vice President - Finance, Chief Financial Officer and a Director of O'Sullivan Industries, Inc., a furniture manufacturer. From 1973 to 1992, Mr. Kowert was employed by Baldor Electric Company, a manufacturer of electric motors and drives. Mr. Kowert held various positions with Baldor, including Vice President
- Finance and Chief Financial Officer and President of Baldor Europe. From March 1993 until June 1993, he was associated with Beverly Enterprises, a nursing home operator, as Senior Director Financial Projects, and Chief Financial Officer of Bass Pro Shops, a fishing equipment retailer.

      Charles J. Di Bona II has served as a Vice President of the Company since February 1996. Mr. Di Bona served as a Vice President of Hudson River from August 1994 until May 1996. From 1992 to 1994, he attended Harvard Business School and received an MBA degree in June 1994. From 1991 to 1992, he worked as a mortgage securities and derivatives consultant. From 1990 to 1991, he was a Vice President in the Mortgage-Backed Securities Department of Dean Witter Reynolds. From 1986 to 1990, Mr. Di Bona held several positions in finance and trading at Drexel Burnham Lambert, an investment banking firm, leaving as Vice President.

      Ramon D. Ardizzone has served as a director of the Company since November 1995, and is currently Chairman of the Board of Glenayre Technologies, Inc. ("Glenayre"), a paging and messaging infra-structure technology company. Since 1988, Mr. Ardizzone has been employed by Glenayre in various capacities. Mr. Ardizzone is also a director of UAC Holdings Corp., a data storage and retrieval technology company.

      Clarke H. Bailey has served as a director of the Company since November 1995. Since February 1995, Mr. Bailey served as Chairman of the Board and Chief Executive Officer of United Acquisition Company, an acquisition company, and Chairman of the Board and Chief Executive Officer of United Gas Holding Corporation, an acquisition company. He is also currently Chairman of the Board and a director of Arcus, Inc., the leading national provider of secure off-site computer data storage and related disaster recovery services and information technology staffing solutions, and a director and Co-Chairman of the Board of Hudson River. He served as Chief Executive Officer and a director of Glenayre from December 1990 until March 1994 and as its Vice Chairman of the Board from November 1992 to July 1996. In March 1994, Mr. Bailey was named Chairman of the Executive Committee of the Board of Glenayre, and he relinquished the title of Chief Executive Officer. Mr. Bailey is also a director of Swiss Army Brands, Inc. ("Swiss Army"), the exclusive United States and Canadian importer and distributor of Victorinox Original Swiss Army Knives and professional cutlery as well as other products

      Herbert M. Friedman, Esq. has served as a director of the Company since November 1995. He has been a member of the law firm of Zimet, Haines, Friedman & Kaplan since 1967. Zimet, Haines, Friedman & Kaplan acts as counsel to the Company. Mr. Friedman is also a director of Noel, Hudson River, Prospect, Swiss Army and Victory Ventures LLC, a company which conducts its operations through small and medium sized companies in which it holds either controlling or non-controlling equity interests.

      Stephen P. Kelbley has served as a director of the Company since December 1996. Mr. Kelbley has served as President of the Diversified Home Products Group of Springs Industries, Inc. ("Springs") since January 1997 and as an Executive Vice President of Springs since 1991. From May 1995 to January 1997, he served as President of the Diversified Group and from March 1994 to May 1995, he was President of Springs' Specialty Fabrics Group. Mr. Kelbley joined Springs in September 1991 as Executive Vice President and Chief Financial Officer. Prior to joining Springs, he served for seven years as Senior Vice President - Finance of Bausch & Lomb and two years as Senior Vice President - Finance & Administration of Moog Automotive, Inc. He held significant financial management positions with General Electric Company for 19 years before working at Moog. Mr. Kelbley is a member of the Board of the Financial Executives Institute.


MEETINGS AND COMMITTEES OF THE BOARD

      The Board of Directors currently has standing Executive, Audit and Compensation Committees. There is no formal Nominating Committee; the Board of Directors performs this function. None of the directors who serve on any of such Committees is an employee or officer of the Company except that Donald T. Pascal and James S. Harrington who serve on the Executive Committee, are Chairman of the Board and Chief Executive Officer, respectively.

      The Executive Committee was established in November 1995 and consisted of
A. Clinton Allen, its Chairman, Clarke H. Bailey, Deborah A. Farrington and Donald T. Pascal until it was reconstituted in July 1996 to consist of Messrs. Bailey, Harrington and Pascal. The Executive Committee has all the powers of the Board of Directors in the management of the business and affairs of the Company, including, without limitation, the power and authority to declare a dividend, authorize the issuance of stock and adopt a certificate of ownership and merger pursuant to Section 253 of the Delaware General Corporation Law. There was one meeting of the Executive Committee during the fiscal year ended December 31, 1996.

      The Audit Committee currently consists of Stephen P. Kelbley, its Chairman and Herbert M. Friedman. From November 8, 1995 to December 4,1996, the Audit Committee consisted of Ramon D. Ardizzone, its Chairman, Michael Weatherly and Deborah A. Farrington. The Audit Committee recommends to the Board of Directors the appointment of independent public accountants, meets from time to time with such accountants and certain officers of the Company to ensure the adequacy of internal controls and reporting, reviews the Company's financial statements, the scope of the audit of the Company's annual financial statements, the auditing fees and the audited reports related to the audit and performs such other duties relating to the financial statements and other matters of the Company as the Board of Directors may assign from time to time. During the year ended December 31, 1996, the Audit Committee held two meetings.

      The Compensation Committee currently consists of Ramon D. Ardizzone, its Chairman and Stephen P. Kelbley. From November 8, 1995 to December 4, 1996, the Compensation Committee consisted of Louis Marx, Jr., its Chairman and Michael A. Weatherly. The Compensation Committee has all of the powers of the Board of Directors to grant options and to exercise all powers under and pursuant to the Company's option plans and to take all action in respect of the approval of the compensation and bonuses paid by the Company. During the fiscal year ended December 31, 1996, the Compensation Committee met three times.

      During the fiscal year December 31, 1996, the Board of Directors held four meetings. All of the directors attended at least 75% of the total number of meetings they were eligible to attend, during the fiscal year ended December 31, 1996, by (i) the Board and (ii) the Board Committees of which they were members.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of such reports.

      Based solely on its review of the copies of such forms furnished to the Company by such reporting persons during the fiscal year ended December 31, 1996, or written representations from such reporting persons that no Forms 5 were required for those persons with respect to such period, the Company believes that during the fiscal year ended December 31, 1996 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth certain information regarding compensation awarded or paid to, or earned by, during each of the last three fiscal years, the persons who served as the Company's Chief Executive Officer during the fiscal year ended December 31, 1996 (the "Named Executive Officers"). The compensation of no other executive officers exceeded $100,000 during the year ended December 31, 1996.


                                                                        Long Term Compensation
                                                                   --------------------------------
                                        Annual Compensation             Awards                    Payouts
                                  -----------------------------         ------                    -------
           (a)              (b)      (c)        (d)        (e)         (f)         (g)         (h)       (i)
                                                         Other
                                                         Annual    Restricted  Securities             All Other
                                                         Compen-      Stock    Underlying     LTIP     Compen-
   Name and Principal                                    sation     Award(s)    Options/     Payouts   sation
      Position            Year    Salary($)  Bonus($)      ($)         ($)       SARs(#)       ($)       ($)
------------------------  ----    --------   -------     -------    ---------   ---------    -------   --------
James S. Harrington       1996    $ 87,498      -0-      $12,520      -0-        90,669(1)    -0-        -0-
  President and           1995       -0-        -0-        -0-        -0-          -0-        -0-        -0-
  Chief Executive Officer 1994       -0-        -0-        -0-        -0-          -0-        -0-        -0-

Donald T. Pascal (2)      1996    $125,000      -0-        -0-        -0-          -0-        -0-        -0-
  Chairman of the Board,  1995       -0-        -0-        -0-        -0-       200,000(3)    -0-        -0-
  former President and    1994       -0-        -0-        -0-        -0-          -0-        -0-        -0-
  Chief Executive Officer

--------------------

(1) Represents options to acquire 55,947 shares of Common Stock exercisable at $8.12 per share and options to acquire 34,722 shares exercisable at $8.64 per share. Such options are not exercisable until July 8, 1999 unless a change of control occurs with respect to the Company. In such event, the options become exercisable to the extent vested. The right to exercise such options vests over a two year period.

(2) Donald T. Pascal served as President and Chief Executive Officer from November 1995 to May 1996 and currently serves as Chairman of the Board.

(3) Represents options and warrants issued in November 1995 at an exercise price of $3.54 per share. One-third of the options and warrants were exercisable and an additional one-third of the options and warrants become exercisable on each anniversary of the date of grant. Mr. Pascal has agreed not to exercise any such options or warrants until February 1999.

OPTION/SAR GRANTS DURING 1996

    The following table sets forth information regarding individual grants of options and/or warrants made by the Company during the fiscal year ended December 31, 1996 to each of the Named Executive Officers:

                                          INDIVIDUAL GRANTS
--------------------------------------------------------------------------------
(a)                         (b)           (c)              (d)         (e)
                        Number of      % of Total
                       Securities      Options/SARs
                       Underlying       Granted to       Exercise or
                       Options/SARs    Employees In      Base Price   Expiration
Name                     Granted       Fiscal Year        ($/Sh)         Date
----                    -----------    -----------       --------      ---------
Donald T. Pascal....      -0-                -0-           -0-            --

James S. Harrington.     55,947(1)          9.2%          $8.12         3/07/06
                         34,722(1)          5.7%          $8.64         7/25/06

------------

(1) Consists of options to purchase shares of Common Stock which are not exercisable until July 8, 1999 unless a change of control occurs with respect to the Company. In such event, the options become exercisable to the extent vested. The right to exercise such options vests over a two year period.


AGGREGATED OPTION/SAR EXERCISES DURING 1996 AND FISCAL YEAR-END OPTION/SAR
VALUE.

      The following table provides information related to options and warrants exercised by the Named Executive Officers during 1996 and the number and value of unexercised options and warrants held by each of the Named Executive Officers at year-end. The Company does not have any outstanding stock appreciation rights:

                                                                                     Value of Unexercised
                                                         Number of Unexercised           In-the-Money
                                                       Options, Warrants/SARs at    Options, Warrants/SARs
                                                          Fiscal Year-End(#)       at Fiscal Year-End ($)(1)
                                                       -------------------------  --------------------------
                     Shares Acquired
Name                 on Exercise(#)  Value Realized($) Exercisable  Unexercisable Exercisable  Unexercisable
----                 --------------  ----------------- -----------  ------------- -----------  -------------
Donald T. Pascal           -0-              --               -0-       200,000(2)        -0-      $654,000

James S. Harrington        -0-              --               -0-        90,669(3)        -0-           -0-


------------
(1) Based on a closing price on December 31, 1996 of $6.81 per share.

(2) Consists of 115,000 options and 85,000 warrants to acquire a like number of shares of Common Stock at an exercise price of $3.54 per share.

(3) Consists of 55,947 options exercisable at $8.12 per share and 34,722 options exercisable at $8.64 per share to acquire a like number of shares of Common Stock.

COMPENSATION OF DIRECTORS

      Effective December 1996, non-employee directors are paid a quarterly retainer of $2,000 and are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors and of the Committees to which they are elected. Prior thereto during 1996, non-employee directors were paid an annual retainer of $5,000.

      Commencing as of December 1996, each person, other than employees of the Company, elected to the Board of Directors, who was not a director preceding such person's election, shall receive an option to purchase 2,500 shares of the Company's Common Stock exercisable at the then fair market value. Thereafter, as of the date of the Company's annual meeting of stockholders, each non-employee director is presently entitled to receive an option to acquire 500 shares of the Company's Common Stock exercisable at the then fair market value.

      In connection with the change of control of the Company in November 1995, each of five non-employee directors, who resigned from the Board in connection with the change of control, exchanged outstanding options entitling each of them to purchase 6,250 shares of the Company's Common Stock for warrants to purchase 6,250 shares of the Company's Common Stock at a purchase price of $2.875 per share for a period ending on November 8, 1996. In consideration for their service and anticipated service to the Company as non-employee directors, Messrs. Ardizzone, Friedman and Zlotnick were each granted a warrant to purchase 6,250 shares of the Company's Common Stock at a purchase price of $3.54 per share, which warrants were exercisable in full on the date of grant, and Messrs. Allen and Bailey were each granted a warrant to purchase 100,000 shares of the Company's Common Stock at a purchase price of $3.54 per share, which warrants were exercisable to the extent of one-third of the shares issuable thereunder on the date of grant; an additional one-third of the shares issuable thereunder will become exercisable on each of the first two anniversaries of the date of grant. The holders of the foregoing warrants have agreed not to exercise any of such warrants until February 1999.

      The Company has retained Albert M. Zlotnick, a former Chairman and Chief Executive Officer, as a consultant for a period of two years commencing December 1, 1995, at a rate of $15,000 per month.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

      The Company has retained Donald T. Pascal as an executive officer for a period of three years from November 15, 1995. As compensation for his services, Mr. Pascal was granted options and warrants to purchase 200,000 shares of Common Stock at a price of $3.54 per share, and, commencing January 1, 1996, Mr. Pascal has been paid $125,000 per year.

      Deborah A. Farrington, a former director of the Company, rendered services to the Company pursuant to an agreement dated November 15, 1995. As compensation for her services, Ms. Farrington was granted options and warrants to purchase 100,000 shares of Common Stock at a price of $3.54 per share and Hudson River was paid at the rate of $25,000 per year through June 30, 1996. Ms. Farrington has agreed not to exercise such options or warrants until February 1999.

      CPI has entered into an employment agreement with each of James S. Harrington, Duane A. Gawron, and Kurt Cieszkowski which employment agreement, as amended, in each case provides that they will be employed for a period of three years from May 31, 1996 at an annual salary of $163,600 for the first twelve months and $175,000 per year thereafter plus an annual cash bonus (subject to a maximum of the annual base salary for such year or partial year) equal to five percent of the amount by which the "Adjusted Bonus EBITDA" (as defined) for such year, or partial year, exceeds the "Adjusted Bonus EBITDA" for the prior year or part thereof. The employment agreements provide for payment of both salary and bonus for the full three-year term if the executive is discharged other than for cause, death or disability, and, in the case of the death or disability of the executive, for the payment of salary for the full three-year term and bonus for the year in which the executive dies or becomes disabled. If the employee is terminated for cause or resigns in breach of the employment agreement, no further salary is payable and any bonus for the year of termination is forfeited. The employment agreements also include provisions on non-competition, non-solicitation, confidentiality and proprietary information and are automatically renewable for terms of one year unless either party gives no less than 60 days prior written notice of its intention not to renew the agreement. John E. Pylak, a former director and officer of the Company, entered into an agreement with CPI which was identical in form to the ones entered into with Messrs. Harrington, Gawron and Cieszkowski. Mr. Pylak resigned as a director and officer of the Company in January 1997 and his employment agreement was terminated concurrently.

      In connection with the CPI Acquisition, the Company issued an aggregate of 472,148 options, subject to shareholder approval, to officers and employees of CPI including options covering 90,669 shares to Mr. Harrington, an option covering 86,043 shares to each of Messrs. Gawron and Pylak, and an option covering 45,643 shares to Mr. Cieszkowski. The Company's shareholders approved the 1996 Plan relating to the foregoing options in December 1996. The options are not exercisable until July 8, 1999, but will become fully exercisable if there is a "change of control," as defined. The right to exercise the options vests over a two year period with respect to options granted to Messrs. Harrington, Gawron, Pylak and Cieszkowski and over a five year period with respect to other employees. If an optionee dies, becomes disabled or is terminated other than for cause, the option will become fully vested and may be exercised for a specified period commencing on the later of the date of such event and July 8, 1999; if the optionee resigns or is terminated for cause the option may be exercised, to the extent vested on the date of such resignation or termination, for a specified period commencing on the later of the date of such event and July 8, 1999.

      On July 9, 1996, CPI entered into an Employment Agreement with Gregory C. Kowert, Chief Financial Officer, Senior Vice President and Secretary of the Company. The agreement is for a term of 18 months and provides for Mr. Kowert to be compensated at the rate of $160,000 per annum. Under the agreement, Mr. Kowert may also be paid a discretionary bonus of up to $60,000 per annum. The employment agreement provides for payment of both salary and bonus for the full term if Mr. Kowert is discharged other than for cause, death or disability, and, in the case of the death or disability of Mr. Kowert, for the payment of salary for the term and bonus for the year in which Mr. Kowert dies or becomes disabled. If Mr. Kowert is terminated for cause or resigns in breach of the employment agreement, no further salary is payable and any bonus for the year of termination is forfeited. The employment agreement also includes provisions regarding non-competition, non-solicitation, confidentiality and proprietary information. In connection with the commencement of his employment, the Company granted Mr. Kowert an option to acquire 25,000 shares of the Company's common stock. The options are not exercisable until July 8, 1999, but will become fully exercisable if there is a "change of control," as defined.

      For a description of a change of control provision in the Stockholder's Agreement, see "Item 12 Certain Transactions" below.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Company's Compensation Committee currently consists of Ramon D. Ardizzone and Stephen P. Kelbley. Until December 4, 1996, Louis Marx, Jr. and Michael Weatherly served as the Compensation Committee. Except for Mr. Marx, who was the Company's Co-Chairman, none of the members of the Compensation Committee during the last fiscal year were officers or employees of the Company. During the year ended December 31, 1996, no executive officer of the Company served as a director or a member of the Compensation Committee (or other board committee performing equivalent functions) of another entity one of whose executive officers served on the Compensation Committee or the Board of Directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Security Ownership of Certain Beneficial Owners.

      The following table sets forth, as of March 18, 1997, information regarding the holdings of all persons known to own beneficially more than 5% of the Common Stock. Unless otherwise indicated, such ownership is believed to be direct, with sole voting and investment powers.

                                            SHARES BENEFICIALLY                 PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER              OWNED                         CLASS  (1)
------------------------------------        ---------------------              -------------
Hudson River Capital LLC                          1,749,044   (2)                  31.4%
667 Madison Avenue
New York, NY  10022


-------------------
(1)  Based on 5,565,074 shares of Common Stock outstanding.

(2) The information set forth in the table regarding shares of Common Stock owned by Hudson River is based on Amendment No. 14 to the Schedule 13D, filed on January 31, 1996 jointly by Forschner Enterprises, Inc. (which has since merged with and into Victory Capital LLC which changed its name to Hudson River), Brae Group, Inc. ("Brae") and Louis Marx, Jr., which schedule indicates that Hudson River holds 1,749,044 shares of the Company's Common Stock and Brae holds 215,962 (3.7%) shares of the Company's Common Stock. As a significant indirect holder of voting securities of Hudson River, Brae may be deemed to be beneficial owner, within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of the shares of the Company's Common stock held directly by Hudson River, although Brae disclaims beneficial ownership thereof. As a significant holder of voting securities of both Hudson River and Brae, Louis Marx, Jr. may be deemed to be the beneficial owner of the shares of the Company's Common Stock held directly by Hudson River and by Brae. Mr. Marx disclaims beneficial ownership thereof.

      The following table sets forth certain information, as of March 18, 1997 concerning shares of Common Stock owned of record or beneficially by each director, and by each of the Named Executive Officers (as defined in the section entitled "Management Compensation"), and by all executive officers and directors as a group. The footnotes reflect the ownership by such persons of each class of equity securities of Hudson River, which may be deemed to be the parent of the Company within the meaning of the federal securities laws, and CPI.

                                                                                   PERCENT
                                                 SHARES BENEFICIALLY             BENEFICIALLY
NAME                                                   OWNED(1)                     OWNED (2)
----                                             -------------------             ------------
Ramon D. Ardizzone                                      -0-(3)                         *
Clarke H. Bailey                                      9,500(4)                         *
Herbert M. Friedman                                     -0-(5)                         *
Duane A. Gawron                                         -0-(6)                         *
James S. Harrington                                     -0-(7)                         *
Stephen P. Kelbley                                      -0-(8)                         *
Donald T. Pascal                                     16,750(9)                         *

All executive officers and directors
as a group (10 persons)                              38,750(10)                       .7%

----------------
*    Less than 1%.

(1) Unless otherwise indicated, each of the parties listed has sole voting and investment power over the shares owned. The number of shares of Common Stock indicated includes, in each case, the number of shares of Common Stock currently issuable upon exercise of options granted under the Company's 1991 Stock Incentive Plan (the "1991 Plan"), the Company's 1996 Stock Incentive Plan (the "1996 Plan") and non-plan warrants and options. For purposes of this table, shares are deemed to be "currently issuable" if they may become issuable upon exercise of an option or warrant within 60 days following the Record Date.

(2) Based on 5,565,074 shares of Common Stock currently issued and outstanding. In addition, treated as outstanding for the purpose of computing the percentage ownership of each individual or group are shares of Common Stock currently issuable to such individual or group upon exercise of options or warrants.

(3) Does not reflect 6,250 shares of Common Stock currently issuable upon exercise of a warrant and 500 shares of Common Stock which is issuable upon exercise of an option which Mr. Ardizzone has agreed not to exercise until 1999.

(4) Consists of 9,500 shares held directly. Does not reflect 66,666 shares of Common Stock currently issuable upon exercise of a warrant and 500 shares of Common Stock which are issuable upon exercise of an option which Mr. Bailey has agreed not to exercise until 1999. Mr. Bailey is the owner of 95,239 series B preferred units of Hudson River and holds 155,000 plan units issued by Hudson River which entitle Mr. Bailey to voting rights and to receive a portion of the appreciation of Hudson River's assets since the date of grant of such units, under certain circumstances ("Plan Units"). Of Mr. Bailey's Plan Units, 75,000 are beneficially owned by a charitable foundation of which Mr. Bailey is a trustee. The series B preferred units and the Plan Units beneficially owned by Mr. Bailey collectively represent 2.6% of the voting securities of Hudson River.

(5) Does not reflect 6,250 shares of Common Stock currently issuable upon exercise of a warrant and 500 shares of Common Stock issuable upon exercise of an option which Mr. Friedman has agreed not to exercise until 1999. Mr. Friedman is the owner of 4,762 series B preferred units (less than 1% of the voting securities) of Hudson River.

(6) Mr. Gawron is the beneficial owner of 32.1044 shares (4.2%) of common stock, par value $.01 per share, of CPI ("CPI Common Stock") including
     20.8397 shares held by Mr. Gawron as trustee under a trust and 11.2647 shares held by Mr. Gawron's wife.

(7) Mr. Harrington is the beneficial owner of 33.7941 shares (4.4%) of CPI Common Stock.

(8) Does not reflect 2,500 shares of Common Stock currently issuable upon exercise of an option which Mr. Kelbley has agreed not to exercise until 1999.

(9) Consists of 13,000 shares held directly and 3,750 shares held in trust for Mr. Pascal's children. Does not reflect 76,666 shares of Common Stock currently issuable upon exercise of options and 56,666 shares of Common Stock currently issuable upon exercise of a warrant which Mr. Pascal has agreed not to exercise until 1999. Mr. Pascal is the beneficial owner of 24,524 series B preferred units and 75,000 Plan Units (collectively 1% of the voting securities) of Hudson River.

(10) Does not include 258,164 shares of Common Stock currently issuable upon exercise of options and warrants which the holders have agreed not to exercise until 1999 and certain shares with respect to which beneficial ownership is disclaimed. If the foregoing options and warrants which the holders have agreed not to exercise were included, the shares beneficially owned by all executive officers and directors as a group would be 296,914 or 5.1%. The executive officers and directors as a group beneficially own
     82.7956 shares (10.8%) of CPI Common Stock and 124,525 series B preferred units and 270,000 Plan Units (collectively, 4.1% of the voting securities) of Hudson River.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On May 31, 1996, the Company acquired 85% of the outstanding capital stock of CPI, a privately held company engaged in the business of distribution, manufacturing and assembly of wire and cable, from James S. Harrington, Duane A. Gawron, Trustee of the Living Trust of Duane A. Gawron, Margo Gawron, John E. Pylak, Trustee of the John E. Pylak Living Trust, Rebecca Pylak and Kurt Cieszkowski (the "Sellers"). As a result of the transaction, Mr. Harrington became the President, Chief Executive Officer and a director of the Company; Messrs. Gawron and Pylak became Senior Vice Presidents and directors of the Company; and Mr. Cieszkowski became a Senior Vice President of the Company. Margo Gawron is the wife of Duane A. Gawron and Rebecca Pylak is the wife of John E. Pylak. The remaining 15% of the outstanding common stock of CPI continues to be held by the Sellers.

      In consideration for such sale, the Sellers received: (i) from CPI, in consideration for shares of CPI Common Stock held by them and redeemed by CPI,
(A) an aggregate of $7,622,919 (the "Redemption Amount"), $250,000 of which was placed in escrow, (B) promissory notes due May 31, 2003 in the aggregate principal amount of $6,000,000, (C) additional promissory notes due May 31, 2003 in the aggregate principal amount of $3,000,000, payment of which is contingent upon the achievement by CPI of certain financial targets, and (D) forgiveness of an aggregate of $2,000,000 in indebtedness of the Sellers to CPI; and (ii) from the Company, an aggregate of $7,990,000, $1,000,000 of which was placed in escrow. In addition, the Company committed to invest an additional $3,500,000 in preferred stock of CPI ("CPI Preferred Stock") to fund future expansion, $1,350,000 of which was invested on the closing date and $1,250,000 of which was invested in December 1996. The CPI Preferred Stock has a preference on liquidation equal to its purchase price, is non-voting, is not entitled to dividends, and is subject to mandatory redemption at its purchase price per share (i) after the payment of the promissory notes issued to the Sellers in partial consideration for the shares of CPI Common Stock redeemed by CPI, and
(ii) subject to the consent of CPI's lenders. The Company has also invested $400,000 for a subordinated note payable by CPI for working capital purposes.

      Pursuant to the Stockholders' Agreement executed in connection with the acquisition of CPI, the Company granted to the Sellers a put option to sell their shares of CPI Common Stock to the Company, and the Sellers granted the Company a call option to purchase Sellers' shares of CPI Common Stock (collectively, the "Put/Call Options") at a price to be determined based on the then market value of the shares of the Company's Common Stock now outstanding subject to specified adjustments. The Put/Call Options are exercisable in increments of one-third of Sellers' shares of CPI common stock on each of the 54th, 60th and 66th month anniversary dates of the closing of the CPI Transaction and become immediately exercisable in the event of a merger, liquidation, sale of substantially all of the assets or change of control of the Company. The Stockholders Agreement contains additional provisions including, among others, provisions relating to the inclusion of James Harrington, Duane A. Gawron and John E. Pylak in management's slate of nominees for election as directors of the Company, the Company's investment of $3,500,000 in CPI Preferred Stock, restrictions on the transferability of shares of CPI stock held by the Company and by the Sellers, "tag along" rights which entitle the Sellers to sell, and "drag along" rights which require the Sellers to sell, their shares of CPI Common Stock in the event of a proposed transfer by the Company of all of its shares of CPI Common Stock, participation rights in favor of the Sellers in any future issuances of capital stock or options or warrants convertible into capital stock of CPI (other than employee stock options) for cash or in any additional entity organized by the Company to make acquisitions in the wire and cable industry, and restrictions on the Company's ability to acquire any business not engaged in the wire and cable industry without the consent of the holders of a majority of the shares of CPI Common Stock held by the Sellers.

      Pursuant to a Stock Option Purchase Agreement dated as of December 17, 1996, CPI purchased an option to acquire 100% of the capital stock of Signal Sales Corp. ("Signal"), a distributor of wire and cable to the municipal traffic signal and communication market, from James S. Harrington, President, Chief Executive Officer and a director of the Company in consideration for payment to Mr. Harrington of $600,000. The option is presently exercisable for nominal consideration. In the year ended December 31, 1996, CPI supplied Signal with over $2,234,139 in wire and cable products for distribution to such market, which products represented most of the wire and cable marketed by Signal in such year. Signal was founded in 1993 by Stuart Zeiff with the assistance of Mr. Harrington and Wayne McPherson, Vice President of Sales of the BSCC division of CPI, who currently holds all of the outstanding capital stock of Signal. Concurrently with the acquisition of the option, CPI acquired Signal's name and certain of its assets and Mr. Zeiff entered into an employment agreement with CPI. CPI and the Company elected to treat Mr. Harrington's status in respect of Signal as not in contravention of the non-competition provisions included in Mr. Harrington's employment agreement and in the purchase agreement governing the Company's acquisition of CPI.

      As of December 31, 1996, Mr. Harrington was indebted to CPI in the aggregate amount of $620,310, which indebtedness is payable on demand and bears interest at the federal tax rate.

      On November 8, 1995, Hudson River purchased from Beverly Hills Bancorp its holdings of the Company then owned directly and indirectly (1,185,000 shares) for $3.60 per share. Hudson River also purchased certain shares of the Company then owned by Albert M. Zlotnick (432,750 shares) and Michael S. Berlin (62,062 shares), each of whom was then a director of the Company, at $3.60 per share. As a result of this transaction and subsequent transfers by Hudson River to its affiliates, including Brae, Hudson River holds approximately 31% of the outstanding Common Stock and Hudson River may be deemed to be the parent of the Company within the meaning of the federal securities laws. The Company retained Albert M. Zlotnick as a consultant for a period of two years from December 1, 1995, at a rate of $15,000 per month. From February 1993 to November 1995, Mr. Zlotnick served as Chairman of the Board and Chief Executive Officer of the Company and was paid a salary of $20,000 per month. Effective as of November 8, 1995, all of the prior directors of the Company resigned (except for Albert M. Zlotnick and A. Clinton Allen) and were replaced by directors recommended by Hudson River. Hudson River and its affiliates currently hold approximately 31.4% of the outstanding shares of Common Stock of the Company.

      The Company pays to Noel the sum of $20,676 per month in consideration of the rental of office space and support staff payments as well as reimbursement for salary payments made by Noel to employees of the Company.

      From January 1 through June 30, 1996, the Company paid $12,917 per month to Hudson River in consideration of the rental of office space and reimbursement for salary payments made by Hudson River to employees of the Company, including Deborah Farrington, a former director.

      During the year ended December 31, 1996, the Company paid $379,400 for legal services rendered by the law firm of Zimet, Haines, Friedman & Kaplan, of which Herbert M. Friedman, a director of the Company, is a partner.

      Reference is also made to "Item 10 Executive Compensation-Compensation of Directors".


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

    (1) The financial statements of the Company and the report thereon listed on the Index to Financial Statements on page F-1 hereof are being filed as part of this Annual Report on Form 10-KSB.

    (2) The following exhibits are being filed as exhibits to this Annual Report on Form 10-KSB or, where indicated, are incorporated by reference:

     2   Plan  of  acquisition,  reorganization,  arrangement,  liquidation  or succession.
     2.1 Stock Redemption and Purchase Agreement dated as of May 17, 1996 (the "Purchase Agreement") by and among James S. Harrington, Duane A. Gawron, Trustee of the Living Trust of Duane A. Gawron, Margo Gawron, John E. Pylak, Trustee of the John E. Pylak Living Trust, Rebecca Pylak and Kurt Cieszkowski (collectively, the "Sellers"), Connectivity Products Incorporated, a Delaware corporation ("CPI"), and the Company (incorporated by reference to Exhibit of the same number to the Company's Current Report on Form 8-K dated May 31, 1996).
2.2 Amendment No. 1 to the Purchase Agreement dated as of May 31, 1996 (incorporated by reference to Exhibit of the same number to the Company's Current Report on Form 8-K dated May 31, 1996).

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

     3.3 Certificate of Amendment to Certificate of Incorporation of Tigera Group, Inc. dated December 5, 1996, filed herewith.

     3.4 Certificate of Amendment to the Certificate of Incorporation of Connectivity Technologies Inc. dated December 13, 1996, filed herewith.

     4 Instruments defining the rights of security holders, including indentures.

     4.1 Reference is made to Exhibits 3.1 , 3.2 and 3.4.

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

     10.4 Form of Incentive Stock Option Agreement used in connection with the 1991 Stock Option Plan (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31,
1991).

     10.5 Form of Incentive Stock Option Agreement used in connection with the 1991 Stock Option Plan (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31,
1995).

     10.6. Form of Employee Non-Qualified Stock Option Agreement used in connection with the 1991 Stock Option Plan (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1995).

     10.7. Form of non-Employee Non-Qualified Stock Option Agreement used in connection with the 1991 Stock Option Plan (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

     10.8 Form of Warrant Agreement dated as of April 11, 1991, by and between the Registrant and each of James S. Campbell and Joseph M. Gerard (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

     10.9 Form of Warrant Agreement dated as of November 15, 1995, by and between the Registrant and each of Donald T. Pascal and Deborah A. Farrington (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

     10.10 Form of Warrant Agreement dated as of November 15, 1995, by and between the Registrant and each of Messrs. Julien H. Meyer III and Francis G. Hayes (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

     10.11 Form of Warrant Agreement dated as of November 15, 1995, by and between the Registrant and each of A. Clinton Allen and Clarke H. Bailey (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

     10.12 Form of Warrant Agreement dated as of November 15, 1995, by and between the Registrant and each of Ramon Ardizzone, Albert M. Zlotnick and Herbert M. Friedman (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31,
1995).

      10.13 Form of Warrant Agreement dated as of December 26, 1995, by and between the Registrant and each of Michael S. Berlin, Philip R. Hankin, Irving
I. Lassoff, James A. Martin III and Daniel A. Rivetti (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

      10.14 Employment Agreement dated as of November 15, 1995, by and between the Registrant and Donald T. Pascal (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1995).

      10.15 Employment Agreement dated as of November 15, 1995, by and between the Registrant and Deborah A. Farrington (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

      10.16 Form of Consulting Agreement dated as of November 15, 1995, by and between the Registrant and each of Messrs. Julien H. Meyer III and Francis G. Hayes (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

      10.17 Stockholders' Agreement relating to CPI dated as of May 17, 1996 among the Sellers, CPI and the Company (incorporated by reference to Exhibit
10.1 of the Company's Current Report on Form 8-K dated May 31, 1996).

      10.18 Form of Employment Agreement dated as of May 17, 1996 by and between CPI and each of Messrs. Harrington, Gawron, Pylak and Cieszkowski (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 31, 1996).

      10.19 Form of Redemption Note dated as of May 31, 1996 by CPI in favor of each of the Sellers (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated May 31, 1996).

      10.20 Form of Contingent Note dated as of May 31, 1996 by CPI in favor of each of the Sellers (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated May 31, 1996).

      10.21 Credit Agreement dated as of May 31, 1996, by and among NBD Bank ("NBD") and The First National Bank of Boston ("FNBB" and, together with NBD and the other lending institutions listed on Schedule 1 thereto, the "Banks"), each individually and as Co-Agent, and CPI (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
1996).

      10.22 $10,000,000 Revolving Credit Note dated as of May 31, 1996 executed by CPI in favor of NBD (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.23 $10,000,000 Revolving Credit Note dated as of May 31, 1996 executed by CPI in favor of FNBB (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.24 $3,500,000 Line of Credit Note dated as of May 31, 1996 executed by CPI in favor of NBD (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.25 $3,500,000 Line of Credit Note dated as of May 31, 1996 executed by CPI in favor of FNBB (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.26 $9,300,000 Term Loan A Note dated as of May 31, 1996 executed by CPI in favor of NBD (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.27 $9,300,000 Term Loan A Note dated as of May 31, 1996 executed by CPI in favor of FNBB (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.28 Subordination Agreement dated as of May 31, 1996, executed by James
S. Harrington, Duane A. Gawron, Trustee of the Living Trust of Duane A. Gawron, Margo Gawron, John E. Pylak, Trustee of the John E. Pylak Living Trust, Rebecca Pylak and Kurt Cieszkowski (collectively, the "Sellers"), the Company and CPI in favor of NBD, as administrative agent for the Banks (the "Agent") (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.29 Security Agreement dated as of October 5, 1995, by and between CPI and the Agent (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.30 First Amendment to the Security Agreement dated as of May 31, 1996, by and between CPI and the Agent (incorporated by reference to Exhibit 10.9(a) of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
1996).

      10.31 Guaranty dated as of May 31, 1996 executed by the Company in favor of the Agent (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.32 Stock Pledge Agreement dated as of May 31, 1996, by and between the Company and the Agent (incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.33 Note Pledge Agreement dated as of May 31, 1996, by and among the Sellers and the Agent (incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.34 Form of Stock Option Agreement dated as of March 8, 1996, by and between the Company and each of James S. Harrington, Duane A. Gawron, John E. Pylak and Kurt Cieszkowski (incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.35 Employment Agreement dated as of July 9, 1996 between Gregory C. Kowert and CPI (incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.36 First Amendment, dated as of August 26, 1996, to Credit Agreement dated as of May 31, 1996, (the "Credit Agreement"), by and among NBD Bank ("NBD") and The First National Bank of Boston ("FNBB"), each individually and as Co-Agent, and CPI (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996).

      10.37 Second Amendment, dated as of September 30, 1996, to the Credit Agreement, by and among NBD, FNBB, each individually and as Co-Agent, Fleet Bank, N.A. and CPI (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996).

      10.38 Agreement, dated as of September 27, 1996, by and among James S. Harrington, Duane A. Gawron, John E. Pylak, Kurt Cieszkowski and CPI (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996).

      10.39 Form of Employee Stock Option Agreement pursuant to the Company's 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30,
1996).

      10.40 Company's 1996 Stock Incentive Plan (incorporated by reference to Exhibit D to the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders held on December 4, 1996).

      10.41 Stock Option Purchase Agreement by and among James S. Harrington, CPI, Wayne McPherson and Signal Sales Corp. dated as of December 17, 1996, filed herewith.

      10.42 Building Lease between Anthony Bennet Properties and Energy Electric Cable, Inc. dated December 22, 1988, filed herewith.

      10.43 First Amendment to Building Lease between Anthony Bennet Properties and Energy Electric Cable, Inc. dated February 9, 1994, filed herewith.

      10.44 Lease of Real Property at Crossroad Office Park by Peter F. Zichelle to Connectivity Products, Inc. dated December 19, 1996, filed herewith.

      10.45 Lease by and between Key Plastics, Inc. and Connectivity Products, Inc. dated March 6, 1997, filed herewith.

      10.46 First Amendment of Certain Security Documents and Subordination Agreement and Third Amendment to Amended and Restated Revolving Audit and Term Loan Agreement by and among CTI, CPI and NBD, filed herewith.

      10.47 Net Lease by and between Douglas J. Detweiler and BSCC Corp. dated June 5, 1995, filed herewith.

      10.48 Second Amendment to Lease by and between Douglas J. Detweiler and BSCC Corp. dated August 29, 1995, filed herewith.

      11 Statement re computation of per share earnings, filed herewith.

      16 Letter re change in accountants. None

      18 Letter re change in accounting principles. None

      21 Subsidiaries of the Registrant, filed herewith.

      23 Consent of Experts and Counsel.

      23.1 Consent of Coopers & Lybrand LLP, filed herewith.

      24 Power of Attorney. None

      27 Financial Data Schedule, filed herewith.

      99 Additional Exhibits. None.

(b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

CONNECTIVITY TECHNOLOGIES INC.
CONTENTS

                                                                           PAGES
                                                                           -----
Report of Independent Accountants ......................................       F-2


Financial Statements:

     Consolidated Balance Sheet ........................................       F-3

     Consolidated Statements of Income .................................       F-4

     Consolidated Statements of Stockholders' Equity ...................       F-5

     Consolidated Statements of Cash Flows .............................       F-6

     Notes to Consolidated Financial Statements .........................   F-7 - F-17

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Connectivity Technologies Inc.:

We have audited the accompanying consolidated balance sheet of Connectivity Technologies Inc. as of December 31, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connectivity Technologies Inc. as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.




                                                   /s/ Coopers & Lybrand L.L.P
Detroit, Michigan                                 ----------------------------
February 24, 1997

CONNECTIVITY TECHNOLOGIES INC.
(formerly Tigera Group, Inc.)
CONSOLIDATED BALANCE SHEET
as of December 31, 1996

                                             ASSETS
Current assets:
   Cash and cash equivalents                                                                $     230,107
   United States Treasury Bills                                                                   989,941
   Accounts receivable:
      Trade (net of allowance for doubtful accounts of $735,000)                               15,993,055
      Other                                                                                       183,898
   Inventories                                                                                 12,358,571
   Prepaid expenses and other assets                                                              357,330
   Deferred tax asset                                                                           1,524,852
                                                                                            -------------

      Total current assets                                                                     31,637,754

Property, plant and equipment:
   Machinery and equipment                                                                      6,535,865
   Transportation equipment                                                                       139,472
   Office equipment                                                                               566,896
   Leasehold improvements                                                                         579,298
                                                                                            -------------

                                                                                                7,821,531
      Less accumulated depreciation                                                               645,485
                                                                                            -------------

                                                                                                7,176,046

Deferred tax asset                                                                             10,007,781
Deposits and other assets                                                                         333,192
Goodwill and intangible assets, net of accumulated amortization                                14,790,177
                                                                                            -------------

                                                                                            $  63,944,950
                                                                                            =============

                                        LIABILITIES

Current liabilities:
   Current portion of long-term debt                                                        $   3,255,000
   Trade accounts payable                                                                      11,256,014
   Accrued compensation and commissions                                                           394,475
   Accrued liabilities                                                                          2,191,949
                                                                                            -------------

      Total current liabilities                                                                17,097,438

Long-term debt                                                                                 34,295,000
                                                                                            -------------

      Total liabilities                                                                        51,392,438
                                                                                            -------------

Minority interest, net of demand notes receivable of $620,310, 6 percent, from a minority
   stockholder of the subsidiary                                                                 (466,531)

                                   STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; authorized 10,000,000 shares, none issued                  --
Series B common stock, par value $.04 per share; authorized 750,000 shares, none issued               --
Common stock, par value $.04 per share, authorized 20,000,000 shares, outstanding
   5,565,325 shares, net of 206,601 shares held in treasury                                       222,613
Additional paid-in capital                                                                    109,336,792
Accumulated deficit                                                                           (96,540,362)
                                                                                            -------------

      Total stockholders' equity                                                               13,019,043
                                                                                            -------------

      Total liabilities and stockholders' equity                                            $  63,944,950
                                                                                            =============


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

CONNECTIVITY TECHNOLOGIES INC.
(formerly Tigera Group, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 31, 1996 and 1995

                                                                         1996            1995

Net sales                                                            $ 56,697,955            --
Cost of goods sold                                                     41,275,166            --
                                                                     ------------    ------------

  Gross profit                                                         15,422,789            --

Selling, general and administrative expenses                           12,709,069    $    853,700
                                                                     ------------    ------------

  Operating income (loss)                                               2,713,720        (853,700)

Other income (expense):
  Interest income                                                         336,717         700,248
  Interest expense                                                     (1,968,323)           --
  Other                                                                    65,077            --
                                                                     ------------    ------------

  Income (loss) before income taxes and minority interest               1,147,191        (153,452)

Provision for income taxes                                                634,252            --
                                                                     ------------    ------------

  Income (loss) before minority interest                                  512,939        (153,452)

Minority interest in income of consolidated subsidiary                   (153,779)           --
                                                                     ------------    ------------

  Net income (loss)                                                  $    359,160    $   (153,452)
                                                                     ============    ============

Primary and fully-diluted net income (loss) per share                $       0.06    $      (0.03)
                                                                     ============    ============

Weighted average number of common shares outstanding (after giving retroactive effect to reverse stock split):
  Primary                                                               5,987,925       5,321,575
                                                                     ============    ============

  Fully-diluted                                                         5,987,925
                                                                     ============


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

CONNECTIVITY TECHNOLOGIES INC.
(formerly Tigera Group, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 1996 and 1995



                                                COMMON STOCK           ADDITIONAL
                                          -------------------------      PAID-IN       ACCUMULATED
                                            SHARES        AMOUNT         CAPITAL         DEFICIT         TOTAL
                                          ---------    ------------    ------------   ------------    ------------
Balance, January 1, 1995                 21,286,301    $    212,863    $108,741,543   $(96,746,070)   $ 12,208,336

Net loss                                                                                  (153,452)       (153,452)
                                       ------------    ------------    ------------   ------------    ------------
Balance, December 31, 1995               21,286,301         212,863     108,741,543    (96,899,522)     12,054,884

Net income                                                                                 359,160         359,160

Stock options and warrants exercised        975,000           9,750         595,249                        604,999

Reverse stock split                     (16,695,976)
                                       ------------    ------------    ------------   ------------    ------------
Balance, December 31, 1996                5,565,325    $    222,613    $109,336,792   $(96,540,362)   $ 13,019,043
                                       ============    ============    ============   ============    ============

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

CONNECTIVITY TECHNOLOGIES INC.
(formerly Tigera Group, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1996 and 1995

                                                                                1996            1995

Cash flows from operating activities:
  Net income (loss)                                                         $    359,160    $   (153,452)
  Adjustments to reconcile net income (loss) to net cash from (used in)
   operating activities:
  Depreciation                                                                   645,485            --
  Amortization                                                                   412,958            --
  Minority interest in income of consolidated subsidiary                         153,779            --
  Deferred taxes                                                                 459,252            --
  Changes in operating assets and liabilities:
   Decreases (increase) in:
    Accounts receivable                                                         (340,295)           --
    Inventories                                                                 (940,693)           --
    Prepaid expenses and other assets                                            977,188           8,434
    Deposits and other assets                                                      3,443            --
   (Decreases) increases in:
    Accounts payable                                                          (1,349,733)           --
    Accrued liabilities                                                         (340,602)        (47,000)
                                                                            ------------    ------------

  Net cash provided by (used in) operating activities                             39,942        (192,018)
                                                                            ------------    ------------

Cash flows from investing activities:
  Purchases of United Sates treasury bills                                          --       (16,021,000)
  Sales of United States treasury bills                                        9,869,666      16,175,000
  Purchases of property, plant and equipment                                  (1,720,837)           --
  Acquisition of Connectivity Products, net of cash acquired of $756,170      (7,233,830)           --
  Acquisition of options of Signal ($629,182) and other intangible assets       (655,815)           --
                                                                            ------------    ------------

  Net cash provided by investing activities                                      259,184         154,000

Cash flows from financing activities:
  Proceeds from borrowing                                                           --              --
  Repayment of long-term debt                                                   (850,000)           --
  Stock option exercised                                                         604,999            --
                                                                            ------------    ------------

  Net cash provided by financing activities                                     (245,001)           --
                                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents                              54,125         (38,018)

Cash and cash equivalents, beginning of year                                     175,982         214,000
                                                                            ------------    ------------

Cash and cash equivalents, end of year                                      $    230,107    $    175,982
                                                                            ============    ============

Supplementary disclosures of cash flow information:
  Interest paid                                                             $  1,652,264            --
                                                                            ============    ============

  Taxes paid                                                                $     63,138            --
                                                                            ============    ============


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

CONNECTIVITY TECHNOLOGIES INC.
(formerly Tigera Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND ACQUISITION:

     On May 31, 1996, Connectivity Technologies Inc. ("CTI," formerly known as Tigera Group, Inc.) acquired for $7.99 million 85 percent of the outstanding common stock of Connectivity Products Incorporated ("CPI"). The primary business of CPI is the distribution and manufacture of wire and cable products. CPI's operations include the distribution of a full line of wire and cable products for the computer networking market and the security, signal and sound markets, as well as the manufacture and assembly of wire and cable products. Principal manufacturing markets include security, factory automation, signal and sound. The stock acquisition has been accounted for as a purchase and the purchase price allocated as follows:

        Current assets (including deferred taxes of $1,945,766)   $ 30,167,738
        Property, plant and equipment                                6,100,694
        Deferred taxes ($10,046,119) and other assets               10,382,754
        Goodwill and intangible assets                              14,547,320
                                                                  ------------

                                                                    61,198,506

        Liabilities                                                (53,828,816)
        Note receivable from minority stockholder                      620,310
                                                                  ------------

                                                                  $  7,990,000
                                                                  ============




     Unaudited pro forma results of operations as if the acquisition had occurred at January 1, 1995 follow:

                                                              1996          1995
                                                                  Unaudited
       Revenue                                            $97,264,000   $88,892,000
       Income before income taxes and minority interest     2,034,000     1,471,000
       Net income                                             768,000       511,000
       Net income per share                                      0.13          0.10


     In connection with the acquisition, CTI granted the CPI minority stockholders ("Stockholders") the option to require CTI to purchase (put) their remaining common stock of CPI, and each Stockholder granted CTI the option to purchase (call) the remaining outstanding stock. The put and call purchase price is based on a formula which is tied to the market value of CTI's common stock at the date of sale. These options are exercisable on November 30, 2000, May 31, 2001 and November 30, 2001 in an amount on each option date equal to one-third of the outstanding stock (on a cumulative basis). There are limitations on the Stockholders ability to sell the common stock.

1.   ORGANIZATION AND ACQUISITION, CONTINUED:

       Immediately prior to CTI's stock acquisition, CPI redeemed on a pro rata basis 1,274 shares of its common stock for $7.6 million in cash, a $6 million subordinated note, a $3 million subordinated contingent note and forgiveness of $2 million of stockholder notes. The subordinated contingent note (which will bear interest at 10 percent beginning January 1, 1998, and will be due May 31, 2003) will become a liability of CPI only if cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA," as defined) for the two years ended December 31, 1997, exceeds $22 million. The $3 million subordinated contingent note has not been recorded by CPI since the conditions giving rise to the liability are not assured.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CTI and its 85 percent owned subsidiary, CPI (collectively, the "Company"), after the elimination of all intercompany accounts and transactions.

     b. CASH AND CASH EQUIVALENTS: For purposes of the consolidated financial statements, the Company considers all bank time deposits, commercial paper and certificates of deposit with an original maturity of three months or less to be cash equivalents.

     c. NET INCOME (LOSS) PER SHARE: Net income per share is based on the weighted average number of common shares and common share equivalents (common stock options and warrants) outstanding during each period. The computation of the net loss per share is based on weighted average number of shares outstanding and does not include common stock equivalents. Weighted average shares outstanding and earnings per share for 1995 have been restated to reflect a 1-for-4 reverse stock split approved by the Board of Directors on December 4, 1996.

     d. INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. Inventory costs include materials, direct labor and manufacturing overhead.

     e. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the individual assets (5 to 12 years for equipment and 3 to 10 years for leasehold improvements). Costs of major renewals and additions are capitalized, while expenditures for repairs and maintenance costs are expensed as incurred. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the determination of net income.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     f. ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     g. FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company has evaluated the fair value of its financial instruments based on the current interest rate environment and current pricing of debt instruments with comparable terms. The carrying value of debt and other financial instruments are considered to approximate fair value.

     h. INTANGIBLE ASSETS: Intangible assets are comprised primarily of goodwill. At each balance sheet date, management assesses whether there has been impairment in the carrying value of the intangible assets. This assessment is based on comparing amortization to anticipated cash flows and operating results.

     i. UNITED STATES TREASURY BILLS: Under the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its United States treasury bills as available-for-sale. Available-for-sale securities are stated at market and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of stockholders' equity until realized. The carrying value of the United States treasury bills approximates fair value.

     j. NEW ACCOUNTING STANDARD: Statement of Financial Accounting Standards No. 128, "Earnings Per Share," was issued in March 1997. The statement is effective for fiscal years ending after December 15, 1997. This statement addresses the calculation of earnings per share. Under the new statement, there are two types of earnings per share -- basic and diluted. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing income available to stockholders by the weighted average number of common shares outstanding and common stock equivalents.

          Earnings per share calculated under the new statement are as follows:

                                                         1996       1995
            Basic earnings (loss) per share           $  0.07    $ (0.03)
            Diluted earnings (loss) per share            0.06      (0.03)

3.   INVENTORIES:

       Inventories consist of the following components:
        Raw materials                                        $ 3,278,572
        Work in process                                          567,436
        Finished goods                                         8,512,563
                                                             -----------
                                                             $12,358,571
                                                             ===========


4.   INTANGIBLE ASSETS:

       Intangible assets consist of the following:
        Financing fees (6-year amortization)                 $   593,104
        Goodwill (25-year amortization)                       14,610,031
                                                             -----------
                                                              15,203,135
        Accumulated amortization                                 412,958
                                                             -----------
                                                             $14,790,177
                                                             ===========


5.   DEBT:

       Debt consists of the following:
        Revolving credit (see below)                                       $12,950,000
        Term loan, due in quarterly installments of $697,500 to $930,000
          through May 31, 2002                                              18,600,000
        Subordinated note in connection with CPI's stock redemption,
          interest at 10 percent payable quarterly, due May 31, 2003         6,000,000
                                                                           -----------
                                                                            37,550,000
          Less current portion                                               3,255,000
                                                                           -----------
                                                                           $34,295,000
                                                                           ===========

5.   DEBT, CONTINUED:

     Interest on the bank borrowings (revolving credit, term loan and line of credit) is payable at various dates and accrues primarily at various LIBOR rates (5.50 percent to 6.06 percent - LIBOR rate at December 31 was approximately 5.6 percent) plus 2.75 percent. CPI may elect to have all or a portion of the bank borrowings accrue interest at the lender's base rate plus 1.0 percent. Under certain conditions, the 2.75 percent add on will be reduced to 1.75 percent, and the 1.0 percent add on will be reduced to zero percent. In addition, CPI must pay a fee equal to .5 percent (to be reduced to .375 percent in future years under certain conditions) of the average unused balance under the revolving credit agreement. The bank borrowings are collateralized by essentially all assets of CPI and by the CPI stock owned by CTI. Total bank borrowings are limited to $45.6 million and are further limited by formula based on EBITDA. Total availability at December 31, 1996 under the bank borrowings was $3.5 million.

     The revolving credit facility matures on May 31, 2002 and allows for maximum borrowings of $20 million (subject to an overall limitation, as described above). Amounts advanced under the facility are based on a percentage of eligible inventory and accounts receivables. The line of credit is for $7 million (subject to an overall limitation, as discussed above) and is to be used for qualified capital expenditures and acquisitions. Advances under the line of credit mature on May 31, 1998, at which time (subject to certain conditions) advances may be converted to a term loan. No amounts were outstanding under the line of credit at December 31, 1996.

     In December 1996, CPI entered into an interest rate swap agreement with the lending banks to eliminate the impact of changes in interest rates on a portion of its bank borrowings. Under the terms of the agreement (which expires in December 1999), CPI will receive (or remit) on a quarterly basis the difference between interest computed at a fixed rate of 5.98 percent on a notional principal amount of $15 million (reduced to $10 million in December 1998) and interest computed at various LIBOR rates (5.50 percent to 6.06 percent at December 31, 1996), as established under the bank borrowing agreement, on $15 million (reduced to $10 million in December
     1998).

     The debt matures as follows:

        Year ended May 31,:
           1997                                        $ 3,255,000
           1998                                          2,790,000
           1999                                          3,255,000
           2000                                          3,720,000
           2001                                          3,255,000
           Thereafter                                   21,275,000
                                                       -----------
                                                       $37,550,000
                                                       ===========

5.   DEBT, CONTINUED:

     The bank borrowings contain various covenants related, among others, to maintenance of minimum consolidated net worth, maintenance of a maximum ratio of senior debt (and total debt) to EBITDA (as defined) and maintenance of minimum interest and fixed charges coverage ratios (as defined).

6.   LEASES:

     CPI leases its facilities and certain shop equipment, vehicles and office equipment under various operating leases which expire on various dates through 2000. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     Future minimum payments under the operating leases are summarized as follows:

        Years ending December 31,:
           1997                                          $1,719,764
           1998                                           1,593,156
           1999                                           1,329,344
           2000                                           1,060,668
           2001                                             821,336
             Thereafter                                   1,378,859
                                                         ----------
             Total minimum lease payments                $7,903,127
                                                         ==========

     Rent expense was approximately $1,181,200 for the year ended December 31, 1996.

7.   INCOME TAXES:

     The components of the provision for income taxes are as follows:

                                                                       1996        1995
        United States:
           Current                                                  $ 359,586         --
           Deferred                                                   459,252         --
           Utilization of net operating loss ("NOL") carryforward    (359,586)        --
           Valuation allowance
        State and local                                               175,000         --
                                                                    ---------    -------
                                                                    $ 634,252         --
                                                                    =========    =======

7.   INCOME TAXES, CONTINUED:

     A reconciliation of the federal statutory income tax rate to the effective tax rate follows:

                                                                     1996        1995
          Statutory rate                                            34.00%      34.00%
          Goodwill not deductible for tax purposes                  11.20         --
          State and local taxes, net of federal tax benefits        10.10         --
          Net operating losses not benefited                          --       (34.00)
                                                                    -----       -----
                                                                    55.30%        --
                                                                    =====       =====

     Deferred taxes are the result of NOL and tax credit carryforwards and differences for financial and income tax reporting in the basis of assets and liabilities. These differences relate primarily to accounts receivable, inventory and property, plant and equipment. Net deferred taxes on the balance sheet are comprised of the following:


                                                                                 1996            1995
        Deferred tax assets (includes NOL and tax credit carryforwards of
          $31,342,000 and $32,000,000 for 1996 and 1995,
          respectively)                                                     $ 31,677,705    $ 32,000,000
        Deferred tax liabilities (property, plant and equipment)                (680,000)           --
        Valuation allowance                                                  (19,465,072)    (32,000,000)
                                                                            ------------    ------------
                                                                            $ 11,532,633            --
                                                                            ============    ============

     For income tax reporting purposes, CTI has approximately $85 million of NOL carryforwards and $2 million of tax credit carryforwards available at December 31, 1996. These NOLs and credits, if unused, will expire beginning in 1998 through 2008. In addition, under certain circumstances resulting in an ownership change of CTI which exceeds certain thresholds over a period of time (as defined by the Internal Revenue Code of 1986), CTI could lose the ability to utilize all of these NOL and tax credit carryforwards. Ownership changes, as defined, could occur in a number of ways including CTI's issuance or repurchase of its common stock as well as common stock ownership changes among the stockholders which are beyond the control of CTI. CTI has determined that an ownership change has not occurred through December 31, 1996.

7.   INCOME TAXES, CONTINUED:

     The future benefits of the NOL and tax credit carryforwards are dependent on their continued availability as well as the availability of future taxable income. The valuation allowance has been computed on the assumption that CTI will continue to file a consolidated tax return that includes CPI. In computing the allowance, no value was assigned to the tax credit or to the NOL carryforwards which expire prior to expected utilization. Management is currently planning an initial public offering ("IPO") of CPI's common stock which, if successful, would result in CTI no longer being able to include CPI in its consolidated tax return. There are many uncertainties related to a proposed IPO and management is unable to represent that it is likely that the IPO will be successfully completed. If the IPO is successful, there could be a material adjustment to the valuation allowance in 1997.



8.   STOCK OPTIONS AND WARRANTS:

     CTI's stock incentive plans allow for the issuance of options to officers, directors, employees and consultants to CTI for the purchase of up to 1,275,000 shares of common stock. In general, all options issued have an exercise price of at least 100 percent of the fair market value of CTI's common stock at the date of grant and vest over 3 or 4 years. Options granted expire 10 years after the date of the grant and the weighted average life of options outstanding at December 31, 1996 is one year. The Board of Directors may also issue nonqualified stock options with the exercise price and terms determined at the date of the grant. No options have been issued at an exercise price lower than fair market value at the date of the grant.

     The following is a summary of stock option activity (restated for 1-for-4 reverse stock split):

                                                                     WEIGHTED
                                                          EXERCISE    AVERAGE
                                                            PRICE    EXERCISE
                                           SHARES         PER SHARE    PRICE
                                          -------        ----------   -----
        Outstanding, December 31, 1994     62,500        1.50-$2.50   $1.90

        Granted                           375,000        1.88-$3.54    3.03
        Canceled                          (31,250)            $2.88    2.88
                                          -------        ----------   -----
        Outstanding, December 31, 1995    406,250        1.50-$3.54    2.87

        Granted                           544,148        8.12-$8.64    8.25
        Exercised                        (162,500)       1.50-$3.30    1.94
                                          -------        ----------   -----
        Outstanding, December 31, 1996    787,898        2.88-$8.64   $6.79
                                          =======        ==========   =====
        Available for future grant        274,602
                                          =======

8.   STOCK OPTIONS AND WARRANTS, CONTINUED:

     CTI has issued to certain current and former members of its Board of Directors, officers and consultants to CTI warrants to purchase shares of its common stock. The exercise price of the warrants is equal to the fair value of CTI's common stock at the date of the grant. Warrants granted expire 10 years after the date of grant and the weighted average life of warrants outstanding at December 31, 1996 is one year. A summary of activities related to the warrants follows (restated for 1-for-4 reverse stock split):

                                                                        WEIGHTED
                                                          EXERCISE       AVERAGE
                                                            PRICE        EXERCISE
                                           SHARES         PER SHARE        PRICE
                                          -------        ----------        -----
        Outstanding, December 31, 1994     50,000          $4.00           $4.00


        Granted                           420,000       $2.86-$3.54         3.49
                                          -------        ----------        -----

        Outstanding, December 31, 1995    470,000       $2.88-$4.00         3.54


        Granted                            62,500          $8.12            8.12
        Exercised                         (81,250)      $2.88-$4.00         3.57
                                          -------        ----------        -----

        Outstanding, December 31, 1996    451,250       $3.54-$8.12        $4.17
                                          =======        ==========        =====

     No options or warrants are currently exercisable and all become exercisable beginning in 1999.

     The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for this plan; accordingly, no compensation cost has been recognized. Had compensation cost been determined based upon the fair value at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been $481,153 and $387,651 (net loss per share of $.08 and $.07) in 1996 and 1995, respectively.

     The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted in:

                                                                             1996                  1995
        Estimated fair value per share of options  and warrants
        granted during the year (restated for 1-for-4 reverse
        stock split)                                                           $3.75                  $1.29

        Assumptions:
           Annualized dividend yield                                            0.0%                   0.0%
           Common stock price volatility                                       50.0%                  50.0%
           Risk-free rate of return                                         5.6% - 6.6%            5.5% - 7.4%
           Expected option term in years                                         8                      8

9.   EMPLOYMENT AND NONCOMPETE AGREEMENTS:

     In connection with the stock acquisition by CTI, CPI entered into three-year employment agreements with four of the stockholders which are automatically renewed on an annual basis thereafter unless the stockholder's employment has been terminated. Under the terms of the agreements, each stockholder will be paid a base salary of $175,000 per year plus an annual bonus (subject to a maximum amount equal to the base salary) equal to 5 percent of the amount by which adjusted bonus EBITDA (as defined in the employment agreements) exceeds adjusted bonus EBITDA for the prior year. All pay and benefits under the agreements shall cease upon voluntary termination or termination for cause. Subsequently, one of the former stockholders voluntarily terminated his employment. The agreements call for the continuation of pay and benefit in the event that the individual is unable to perform his duties by reason of illness or incapacity. In connection with the employment agreements, the stockholders have agreed not to compete with CPI through the later of May 31, 2001, or the second anniversary date that the employee ceases to be an employee of CPI.

10.  RELATED PARTY TRANSACTIONS:

     On November 8, 1995, Beverly Hills Bancorp sold to Hudson River Capital LLC ("Hudson River," formerly Victory Capital LLC), its holdings of CTI shares owned directly and indirectly (1,185,000 shares) for $3.60 per share. Hudson River also purchased, or agreed to purchase, certain shares of CTI owned by Albert M. Zlotnick (432,750 shares) and Michael S. Berlin (62,062 shares) at $3.60 per share. All shares and price per share have been restated to reflect the 1-for-4 reverse stock split. CTI retained Albert M. Zlotnick as a consultant for a period of two years from December 1, 1995, at a rate of $15,000 per month. The Company has expensed and accrued for all 1997 consulting fees for Albert M. Zlotnick. From February 1, 1993 to November 30, 1995, Mr. Zlotnick served as Chairman of the Board and Chief Executive Officer of the Company at a rate of $20,000 per month.

     As a result of this and other transactions, Hudson River and affiliates hold approximately 31 percent of the outstanding common stock of the Company. Subsequent to this transaction, all of the prior directors of the Company resigned (except for Albert M. Zlotnick and A. Clinton Allen) and were replaced by directors recommended by Hudson River.

     Beginning January 1, 1996, the Company rented office space from and made certain support personnel payments to a related company on a month-to-month basis at a monthly cost of 20,676. In addition, from January 1, 1996 to June 30, 1996, the Company rented additional space and made certain support personnel payments to Hudson River on a month-to-month basis at a monthly cost of $12,917.

     During 1996, the Company incurred approximately $500,000 in costs for legal services rendered by a law firm of which one of its partners is a director of the Company.

10.  RELATED PARTY TRANSACTIONS, CONTINUED:

     During 1996, CPI acquired for $629,182 an option to acquire 100 percent of the capital stock of Signal Sales Corp. (a company owned by a minority stockholder of CPI). In connection with this purchase, the sole remaining employee of Signal became employed by CPI. It is the intention of the Signal stockholder to liquidate the company and CPI does not intend to exercise its option. The amount of this purchase is included in goodwill.

     At December 31, 1996, $827,000 was due to related parties and is included in accrued liabilities.

11.  SEGMENT INFORMATION:

     The Company operates in two principal industry segments: the manufacture and sale of wire and cable for the security, factory automation, signal and sound markets and the distribution of wire and cable for the computer networking, security and signal and sound markets. Segment information concerning the Company's 1996 business segments is as follows (there were no manufacturing or distribution operations in 1995):

                                           DISTRIBUTION   MANUFACTURING    OTHER          ELIMINATIONS    TOTAL
                                           -------------  --------------   ------------   ------------    ------------
        Net sales to customers             $  36,378,959  $   27,707,926            --    $ (7,388,930)   $ 56,697,955

        Operating income                       1,894,603       2,894,825   $ (1,684,708)      (391,000)      2,713,720

        Identifiable assets                   19,646,087      19,073,840     13,814,885     11,410,138      63,944,950

        Depreciation and amortization            192,442         511,746        354,255            --        1,058,443

        Capital expenditures                     238,908       1,481,929            --             --        1,720,837


12.  CONTINGENCIES:

     The Company is a party to various legal proceedings and administrative actions, all of which management believes to be of an ordinary or routine nature incidental to its operations. In the opinion of management, such proceedings will not, individually or in the aggregate, have a material adverse impact on the Company's financial position.

CONNECTIVITY TECHNOLOGIES INC. AND SUBSIDIARIES
(Formerly Tigera Group, Inc.)
PRO FORMA CONSOLIDATED INCOME STATEMENT
(UNAUDITED)
For The Years Ended December 31, 1996 And 1995



                                                        1996            1995
                                                   ------------    ------------
Net sales                                          $ 97,264,498    $ 88,892,754

Cost of goods sold                                   71,058,931      65,294,310
                                                   ------------    ------------

Gross profit                                         26,205,567      23,598,444

Selling, general and administrative expenses         21,053,480      19,281,400
                                                   ------------    ------------

Operating income                                      5,152,087       4,317,044

Other income (expense):
  Interest income                                        97,596         122,454
  Interest expense                                   (3,176,022)     (2,923,965)
  Other                                                 (39,449)        (44,798)
                                                   ------------    ------------

Income before income taxes and
  minority interest                                   2,034,212       1,470,735

Provision for income taxes                            1,038,980         808,588
                                                   ------------    ------------

Income before minority interest                         995,232         662,147

Minority interest in subsidiary                        (227,500)       (151,172)
                                                   ------------    ------------

Net Income                                         $    767,732    $    510,975
                                                   ============    ============

Primary and Fully Diluted Net Earnings per Share   $       0.13    $       0.10
                                                   ============    ============


Weighted Average Number of Common
  Shares and Common Share Equivalents:
           Primary                                    5,987,925       5,321,575
           Fully Diluted                              5,987,925       5,321,575

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   March 28, 1997               CONNECTIVITY TECHNOLOGIES INC.
                                              (Registrant)



                                      By:     /s/ Donald T. Pascal
                                              ------------------------
                                              Donald T. Pascal
                                              Chairman of the Board



                                      By:     /s/ Gregory C. Kowert
                                              ------------------------
                                              Gregory C. Kowert
                                              Principal Accounting Officer,
                                              Senior Vice President, Chief
                                              Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   REGISTRANT: CONNECTIVITY TECHNOLOGIES INC.

         Signature                                    Title                                  Date
         ---------                                    -----                                  ----
 /s/ Donald T. Pascal                       Director, Chairman of the                     March 28, 1997
-------------------------------
 Donald T. Pascal                           Board



 /s/ James S. Harrington                    Director, President and                       March 28, 1997
-------------------------------
 James S. Harrington                        Chief Executive Officer



 /s/ Duane A. Gawron                        Director, Senior Vice                         March 28, 1997
-------------------------------
 Duane A. Gawron                            President



 /s/ Ramon D. Ardizzone                     Director                                      March 28, 1997
-------------------------------
 Ramon D. Ardizzone



 /s/ Clarke H. Bailey                       Director                                      March 28, 1997
--------------------------------
 Clarke H. Bailey



 /s/ Herbert M. Friedman                    Director                                      March 28, 1997
-------------------------------
 Herbert M. Friedman



 /s/ Stephen P. Kelbley                     Director                                      March 28, 1997
--------------------------------
 Stephen P. Kelbley

                                INDEX OF EXHIBITS


 Item                                                                                          Exhibit
Number                          Description                                                     Number
------                          -----------                                                     ------
2    Plan of acquisition, reorganization, arrangement, liquidation or succession.

       2.1   Stock Redemption and Purchase Agreement dated as of May 17, 1996
             (the "Purchase Agreement") by and among James S. Harrington, Duane
             A. Gawron, Trustee of the Living Trust of Duane A. Gawron, Margo
             Gawron, John E. Pylak, Trustee of the John E. Pylak Living Trust,
             Rebecca Pylak and Kurt Cieszkowski (collectively, the "Sellers"),
             Connectivity Products Incorporated, a Delaware corporation ("CPI"), and the Company (incorporated by reference to Exhibit of the same number to the Company's Current Report on Form 8-K dated May 31,
             1996).

       2.2   Amendment No. 1 to the Purchase Agreement dated as of May 31, 1996
             (incorporated by reference to Exhibit of the same number to the Company's Current Report on Form 8-K dated May 31, 1996).


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

       3.3   Certificate of Amendment to Certificate of Incorporation of Tigera
             Group, Inc. dated December 5, 1996.                                                  3.3

       3.4   Certificate of Amendment to the Certificate of Incorporation of
             Connectivity Technologies Inc. dated December 5, 1996.                               3.4

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

 Item                                                                                          Exhibit
Number                          Description                                                     Number
------                          -----------                                                     ------
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

      10.5 Form of Incentive Stock Option Agreement used in connection with the 1991 Stock Option Plan (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

      10.6. Form of Employee Non-Qualified Stock Option Agreement used in connection with the 1991 Stock Option Plan (incorporated by reference to Exhibit of the same number to the Company's Annual
             Report on Form 10-KSB for the year ended December 31, 1995).

      10.7. Form of non-Employee Non-Qualified Stock Option Agreement used in connection with the 1991 Stock Option Plan (incorporated by reference to Exhibit of the same number to the Company's Annual
             Report on Form 10- KSB for the year ended December 31, 1995).

      10.8 Form of Warrant Agreement dated as of April 11, 1991, by and between the Registrant and each of James S. Campbell and Joseph M.
             Gerard (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended
             December 31, 1995).

      10.9 Form of Warrant Agreement dated as of November 15, 1995, by and between the Registrant and each of Donald T. Pascal and Deborah A.
             Farrington (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended
             December 31, 1995).

      10.10 Form of Warrant Agreement dated as of November 15, 1995, by and between the Registrant and each of Messrs. Julien H. Meyer III and Francis G. Hayes (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

      10.11 Form of Warrant Agreement dated as of November 15, 1995, by and between the Registrant and each of A. Clinton Allen and Clarke H.
             Bailey (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended
             December 31, 1995).

      10.12 Form of Warrant Agreement dated as of November 15, 1995, by and between the Registrant and each of Ramon Ardizzone, Albert M.
             Zlotnick and Herbert M. Friedman (incorporated by reference to
             Exhibit of the same number to the Company's Annual Report on Form
             10-KSB for the year ended December 31, 1995).

      10.13 Form of Warrant Agreement dated as of December 26, 1995, by and between the Registrant and each of Michael S. Berlin, Philip R.
             Hankin, Irving I. Lassoff, James A. Martin III and Daniel A.
             Rivetti (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10- KSB for the year ended
             December 31, 1995).

 Item                                                                                          Exhibit
Number                          Description                                                     Number
------                          -----------                                                     ------
      10.14  Employment Agreement dated as of November 15, 1995, by and between the Registrant and Donald T. Pascal (incorporated by reference to
             Exhibit of the same number to the Company's Annual Report on Form
             10-KSB for the year ended December 31, 1995).

      10.15 Employment Agreement dated as of November 15, 1995, by and between the Registrant and Deborah A. Farrington (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

      10.16 Form of Consulting Agreement dated as of November 15, 1995, by and between the Registrant and each of Messrs. Julien H. Meyer III and Francis G. Hayes (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

      10.17 Stockholders' Agreement relating to CPI dated as of May 17, 1996 among the Sellers, CPI and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
             May 31, 1996).

      10.18 Form of Employment Agreement dated as of May 17, 1996 by and between CPI and each of Messrs. Harrington, Gawron, Pylak and Cieszkowski (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 31, 1996).

      10.19 Form of Redemption Note dated as of May 31, 1996 by CPI in favor of each of the Sellers (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated May 31, 1996).

      10.20 Form of Contingent Note dated as of May 31, 1996 by CPI in favor of each of the Sellers (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated May 31, 1996).

      10.21  Credit Agreement dated as of May 31, 1996, by and among NBD Bank
             ("NBD") and The First National Bank of Boston ("FNBB" and, together with NBD and the other lending institutions listed on Schedule 1 thereto, the "Banks"), each individually and as Co-Agent, and CPI
             (incorporated by reference to Exhibit 10.1 of the Company's
             Quarterly Report on Form 10- QSB for the quarter ended June 30,
             1996).

      10.22 $10,000,000 Revolving Credit Note dated as of May 31, 1996 executed by CPI in favor of NBD (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.23 $10,000,000 Revolving Credit Note dated as of May 31, 1996 executed by CPI in favor of FNBB (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.24  $3,500,000 Line of Credit Note dated as of May 31, 1996 executed by
             CPI in favor of NBD (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended
             June 30, 1996).

      10.25  $3,500,000 Line of Credit Note dated as of May 31, 1996 executed by
             CPI in favor of FNBB (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended
             June 30, 1996).

 Item                                                                                          Exhibit
Number                          Description                                                     Number
------                          -----------                                                     ------
      10.26  $9,300,000 Term Loan A Note dated as of May 31, 1996 executed by
             CPI in favor of NBD (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB for the quarter ended
             June 30, 1996).

      10.27  $9,300,000 Term Loan A Note dated as of May 31, 1996 executed by
             CPI in favor of FNBB (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB for the quarter ended
             June 30, 1996).

      10.28  Subordination Agreement dated as of May 31, 1996, executed by James
             S. Harrington, Duane A. Gawron, Trustee of the Living Trust of
             Duane A. Gawron, Margo Gawron, John E. Pylak, Trustee of the John
             E. Pylak Living Trust, Rebecca Pylak and Kurt Cieszkowski
             (collectively, the "Sellers"), the Company and CPI in favor of NBD, as administrative agent for the Banks (the "Agent") (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.29 Security Agreement dated as of October 5, 1995, by and between CPI and the Agent (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB for the quarter ended
             June 30, 1996).

      10.30 First Amendment to the Security Agreement dated as of May 31, 1996, by and between CPI and the Agent (incorporated by reference to Exhibit 10.9(a) of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.31 Guaranty dated as of May 31, 1996 executed by the Company in favor of the Agent (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB for the quarter ended
             June 30, 1996).

      10.32 Stock Pledge Agreement dated as of May 31, 1996, by and between the Company and the Agent (incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.33 Note Pledge Agreement dated as of May 31, 1996, by and among the Sellers and the Agent (incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.34 Form of Stock Option Agreement dated as of March 8, 1996, by and between the Company and each of James S. Harrington, Duane A.
             Gawron, John E. Pylak and Kurt Cieszkowski (incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

      10.35  Employment Agreement dated as of July 9, 1996 between Gregory C.
             Kowert and CPI (incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB for the quarter ended
             June 30, 1996).

      10.36 First Amendment, dated as of August 26, 1996, to Credit Agreement dated as of May 31, 1996, (the "Credit Agreement"), by and among NBD Bank ("NBD") and The First National Bank of Boston ("FNBB"), each individually and as Co-Agent, and CPI (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form
             10-QSB for the quarter ended September 30, 1996).

 Item                                                                                          Exhibit
Number                          Description                                                     Number
------                          -----------                                                     ------
      10.37  Second Amendment, dated as of September 30, 1996, to the Credit
             Agreement, by and among NBD, FNBB, each individually and as
             Co-Agent, Fleet Bank, N.A. and CPI (incorporated by reference to
             Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for
             the quarter ended September 30, 1996).

      10.38  Agreement, dated as of September 27, 1996, by and among James S.
             Harrington, Duane A. Gawron, John E. Pylak, Kurt Cieszkowski and
             CPI (incorporated by reference to Exhibit 10.3 of the Company's
             Quarterly Report on Form 10-QSB for the quarter ended September 30,
             1996).

      10.39  Form of Employee Stock Option Agreement pursuant to the Company's
             1996 Stock Incentive Plan (incorporated by reference to Exhibit
             10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996).

      10.40  Company's 1996 Stock Incentive Plan (incorporated by reference to
             Exhibit D to the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders held on December 4, 1996).

      10.41  Stock Option Purchase Agreement by and among James S. Harrington,                    10.41
             CPI, Wayne McPherson and Signal Sales Corp. dated as of December
             17, 1996.

      10.42  Building Lease between Anthony Bennet Properties and Energy                          10.42
             Electric Cable, Inc. dated December 22, 1988.

      10.43  First Amendment to Building Lease between Anthony Bennet Properties                  10.43
              and Energy Electric Cable, Inc. dated February 9, 1994.

      10.44  Lease of Real Property at Crossroad Office Park by Peter F.                          10.44
             Zichelle to Connectivity Products, Inc. dated December 19, 1996.

      10.45  Lease by and between Key Plastics, Inc. and Connectivity Products,                   10.45
             Inc. dated March 6, 1997.

      10.46  First Amendment of Certain Security Documents and Subordination                      10.46
             Agreement and Third Amendment to Amended and Restated Revolving
             Audit and Term Loan Agreement by and among CTI, CPI and NBD.

      10.47  Net Lease by and between Douglas J. Detweiler and BSCC Corp. dated                   10.47
             June 5, 1995.

      10.48  Second Amendment to Lease by and between Douglas J. Detweiler and                    10.48
             BSCC Corp. dated August 29, 1995.

11   Statement re computation of per share earnings.                                              11

16   Letter re change in accountants. None

18   Letter re change in accounting principles. None

21   Subsidiaries of the Registrant.                                                              21

23   Consent of Experts and Counsel.

      23.1   Consent of Coopers & Lybrand LLP.                                                    23.1

24   Power of Attorney. None

27   Financial Data Schedule                                                                      27

 Item                                                                                          Exhibit
Number                          Description                                                     Number
------                          -----------                                                     ------
99   Not Applicable.