Form 10QSB
period 1997-03-31
CONNECTIVITY TECHNOLOGIES INC
filed 1997-05-14
CIK 714399

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from

COMMISSION FILE NUMBER: 0-12113

                         CONNECTIVITY TECHNOLOGIES INC.
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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,565,074 shares of Common Stock, par value. $.04 per share, outstanding as of April 30, 1997.

Transitional small business disclosure Format (check one):

                           Yes          No  X
                               ---         ---

                         CONNECTIVITY TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 1997


                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                         $     229,902
  United States Treasury Bills                                                            788,264
  Other Assets, including restricted cash                                                       0
  Accounts receivable, less allowance of $791,954                                      17,489,653
  Inventories, (primarily finished goods)                                              12,979,894
  Prepaid expenses and other assets                                                       610,188
                                                                                    -------------

          Total current assets                                                         32,097,901

Property, plant and equipment                                                           7,343,830
Deferred tax asset                                                                     10,991,722
Deposits and other assets                                                                 409,156
Goodwill and intangible assets, net of accumulated
   amortization                                                                        14,606,561
                                                                                    -------------

          Total assets                                                              $  65,449,170
                                                                                    =============

                                   LIABILITIES

CURRENT LIABILITIES
  Current portion of long term debt                                                 $   3,022,500
  Trade accounts payable                                                               11,934,916
   Accrued compensation and commissions                                                   405,635
   Accrued liabilities                                                                    928,799
                                                                                    -------------

         Total current liabilities                                                     16,291,850

Long term debt                                                                         36,477,500
                                                                                    -------------

       Total liabilities                                                               52,769,350
                                                                                    -------------

Minority interest, net of demand notes receivable of $620,310, 6 percent,
    from a minority stockholder of the subsidiary                                        (404,780)

                              STOCKHOLDERS' EQUITY

Preferred stock - par value $.01 per share;
  authorized 10,000,000 shares, none issued
Series B Common Stock - par value $.04 per share; authorized 750,000 shares, none issued
Common Stock - par value $.04; authorized 20,000,000 shares, outstanding
  5,565,074 shares, net of 206,601
  shares held in treasury                                                                 222,613
Additional paid-in capital                                                            109,336,792
Accumulated deficit                                                                   (96,474,805)
                                                                                    -------------

       Total stockholders' equity                                                      12,679,820
                                                                                    -------------

        Total liabilities' and stockholders' equity                                 $  65,449,170
                                                                                    =============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         CONNECTIVITY TECHNOLOGIES INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                             1997                 1996
                                                         ------------         -----------
Net sales                                                $ 24,910,188         $

Cost of goods sold                                         17,923,493
                                                         ------------         -----------

Gross profit                                                6,986,695                   0

Selling, general and administrative expenses                5,774,631            (245,000)
                                                         ------------         -----------

Operating income (loss)                                     1,212,064            (245,000)

Other income (expense):
  Interest income                                              10,350             162,000
  Interest expense                                           (870,953)
  Other                                                        (2,500)
                                                         ------------         -----------

Net income (loss) before income taxes
                            and minority interest             348,961             (83,000)

Provision for income taxes                                    221,651
                                                         ------------         -----------

Net income (loss) before minority interest                    127,310             (83,000)

Minority interest in subsidiary                               (61,750)
                                                         ------------         -----------

Net income (loss)                                        $     65,560         $   (83,000)
                                                         ============         ===========

Earnings (Loss) per Share                                $       0.01         ($     0.02)
                                                         ============         ===========


Weighted Average Number of Common
  Shares and Common Share Equivalents:
           Primary                                          5,819,998           5,420,534
           Fully Diluted                                    5,819,998           5,420,534

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         CONNECTIVITY TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                For the Three Months Ended March 31, 1997 and 1996



                                                                  1997               1996
                                                              -----------         -----------
Cash flows from operating activities:
     Net income (loss)                                        $    65,560         $   (83,000)
     Adjustments to reconcile net income (loss) to net
       cash from (used in) operating activities:
          Depreciation and amortization                           482,599
          Minority interest                                        61,750
          Deferred taxes                                          206,059
          Changes in operating assets and liabilities:
               Decrease (increase) in:
                     Accounts receivable                       (1,312,700)
                     Inventories                                 (621,323)
                     Prepaid and other current assets              81,994
                     Deposits and other assets                    (75,964)             (5,000)
                Increase (decrease) in:
                     Accounts payable                             678,902
                     Accrued liabilities                       (1,239,494)             55,000
                                                              -----------         -----------

     Net cash used in operations                               (1,672,617)            (33,000)
                                                              -----------         -----------

Cash flows from investing activities:
     Purchases of property, plant, and equipment, net            (466,097)
     Purchases of United States Treasury Bills                                     (1,661,000)
     Sales of United States Treasury Bills                        201,677           1,380,000
                                                              -----------         -----------

     Net cash used in investing activities                       (264,420)           (281,000)
                                                              -----------         -----------

Cash flows from financing activities:
     Proceeds from borrowing-net                                1,950,000
     Payment of financing costs                                   (13,169)            299,000
                                                              -----------         -----------

     Net cash provided by financing activities                  1,936,831             299,000
                                                              -----------         -----------

Net decrease in cash                                                 (206)            (15,000)

Cash and cash equivalents, beginning of period                    230,108             176,000
                                                              -----------         -----------

Cash and cash equivalents, end of period                      $   229,902         $   161,000
                                                              ===========         ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Condensed Consolidated Financial Statements:

                  The Condensed Consolidated Financial Statements included herein have been prepared by Connectivity Technologies Inc. ("CTI" or "the Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.

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

                  It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1996, included in CTI's Annual Report on Form 10-KSB to the Securities and Exchange Commission.


Note 2 - Nature of Operations and Basis of Presentation:

                  The Company's 1997 financial statements include the accounts of CTI and its 85% owned subsidiary, Connectivity Products Incorporated ("CPI"). The 1996 condensed consolidated statement of operations includes the results of operations of CPI subsequent to May 31, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

                    The primary business of the Company is the distribution and manufacture of wire and cable products. The two major markets served by the Company are industrial (commercial and residential security, factory automation, traffic and transit signal control and audio systems) and communications (networking, voice and data).

Note 3 - Earnings Per Share

                  Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued in March 1997. The statement is effective for fiscal years ending after December 15, 1997. This statement addresses the calculation of earnings per share. Under the new statement, there are two types of earnings per share--basic and diluted. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding and common share equivalents.

Earnings per share calculated under the new statement are as follows:

                                                           Three months ended
                                                               March 31,
                                                          ---------------------
                                                          1997             1996
         Basic earnings (loss) per share                 $0.01            $(0.02)
         Diluted earnings (loss) per share               $0.01            $(0.02)

                         CONNECTIVITY TECHNOLOGIES INC.
                PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

               For the Three Months Ended March 31, 1997 and 1996



                                                            1997                1996
                                                        ------------         ------------
Net sales                                               $ 24,910,188         $ 22,672,715

Cost of goods sold                                        17,923,493           16,398,284
                                                        ------------         ------------

Gross profit                                               6,986,695            6,274,431

Selling, general and administrative expenses               5,774,631            5,508,410
                                                        ------------         ------------

Operating income                                           1,212,064              766,021

Other income (expense):
  Interest income                                             10,350               19,799
  Interest expense                                          (870,953)            (737,547)
  Other                                                       (2,500)                   5
                                                        ------------         ------------

Income before income taxes and minority
   interest                                                  348,961               48,278

Provision for income taxes                                   221,651               26,700
                                                        ------------         ------------

Income before minority interest                              127,310               21,578

Minority interest in subsidiary                              (61,750)             (37,624)
                                                        ------------         ------------

Net Income                                              $     65,560         $    (16,046)
                                                        ============         ============

Primary and Fully Diluted Net Earnings per Share        $       0.01         ($      0.00)
                                                        ============         ============


Weighted Average Number of Common
  Shares and Common Share Equivalents:
           Primary                                         5,819,998            5,420,534
           Fully Diluted                                   5,819,998            5,420,534

   See accompanying notes to Pro Forma Condensed Consolidated Income Statement

CONNECTIVITY TECHNOLOGIES INC.

NOTES TO PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)


1. PRO FORMA FINANCIAL STATEMENTS

The unaudited pro forma consolidated statements of operations for the three months ended March 31, 1997 and 1996 give effect to the acquisition ("Acquisition") of 85% of the capital stock of Connectivity Products Incorporated ("CPI") by Connectivity Technologies Inc. ("CTI") and the concurrent redemption by CPI of 1,274 shares of its common stock. The Acquisition has been accounted for as a purchase.

The pro forma information is based on unaudited financial statements after giving effect to adjustments related to the allocation of the purchase price.

The unaudited pro forma consolidated income statements include all adjustments, consisting of normal recurring accruals, which CTI considers necessary for a fair presentation of the results of operations for the three months ended March 31, 1997 and 1996.

The unaudited pro forma consolidated income statements may not be indicative of the results that actually would have been achieved if the transaction had occurred on the date assumed and do not project CTI's results of operations at any future period then ended.

2. EMPLOYMENT AGREEMENTS

Selling, general and administrative expense for the three months ended March 31, 1996 reflects actual compensation paid to three stockholders of CPI currently employed by CPI which exceeds their current base salaries by $131,250 for the three months ended March 31, 1996. These amounts have not been reflected as a decrease in expense on the pro forma statements of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The primary business of the Connectivity Technologies Inc. (the "Company","CTI", or the "Registrant"), formerly named Tigera Group, Inc., is the distribution and manufacture of wire and cable products. The two major markets served by the Company are industrial (commercial and residential security, factory automation, traffic and transit signal control and audio systems) and communications (networking, voice and data).

Before acquiring 85% of the common stock of Connectivity Products Incorporated ("CPI") as of May 31, 1996, the Company's principal activity consisted of seeking and evaluating candidates for acquisition. The Company now focuses its acquisition activity on companies in the wire and cable business according to established strategic and financial criteria. The Company's goals are to grow
(i) internally through branch openings, capacity expansions and product line extensions and (ii) externally through complementary acquisitions.

COMPARISON OF ACTUAL RESULTS

The Company's financial statements include the operations of CPI from June 1, 1996, onward. Most significant changes in CTI's results of operations are a result of the CPI acquisition. To enable a clearer understanding of the combined operations, pro forma consolidated financial statements covering operations of CTI and CPI are included with this Quarterly Report on Form 10-QSB for the three months ended March 31, 1997, compared to the like periods of 1996. These statements are prepared as if the companies had been combined as of the beginning of the periods reported on. A discussion of the pro forma results is also included in a separate section in this Management's Discussion and Analysis or Plan of Operation.

Sales for the three months ended March 31, 1997, of $24,910,188 are due to CPI's operations from the date of acquisition. In the comparable 1996 period, there were no sales.

Cost of goods sold for the first quarter of 1997 of $17,923,493 are due to CPI's operations from date of acquisition. In the comparable 1996 period, there were not any cost of goods sold.

Selling, general and administrative expenses were $5,774,631 for the three months ended March 31, 1997, compared to $245,000 for the first quarter of 1996. The increases are primarily due to CPI's operations and other operating costs incurred in relation to the acquisition.

Interest income was $10,350 for the first quarter of 1997. This compares to $162,000 for the first quarter of 1996. The decrease was primarily due to a decrease in the amount of Treasury Bills held by the Company subsequent to the acquisition of CPI on May 31, 1996.

Interest expenses of $870,953 for the first quarter of 1997, relates to CPI's interest expenses from the debt for financing of the CPI acquisition.

Income tax expense is provided on operating results at the statutory tax rates estimated to be effective for federal and state income taxes for financial reporting purposes for the year. The estimated effective rate is currently 64%, reflecting goodwill amortization which is not deductible.

COMPARISON OF PRO FORMA RESULTS

Pro forma income statements included with this Form 10-QSB are prepared as if the companies had been combined since January 1, 1995. All explanations in this section comparing pro forma results are based on the pro forma financial statements included with this Quarterly Report on Form 10-QSB.

Sales for the three months ended March 31, 1997, increased 9.9% to $24,910,188 from $22,672,715 for the comparable year earlier period. In the current quarter compared to last year, there were sales increases in distribution and manufacturing. Distribution and cable assembly sales increases were strong. Increases in sales were mainly due to unit sales volume.

Cost of goods sold for the three months ended March 31, 1997, was 72.0% of sales or $17,923,423 versus 72.3% or $16,398,284 for the comparable prior year period. The lower cost of goods sold percentage and the improved gross margin for three months ended March 31, 1997, compared to 1996, was primarily due to improved gross margin in the Company's distribution business. These improvements were due to careful attention and focus on gross margin in all product categories and an increased level of sales.

Selling and administrative expenses decreased as a percentage of sales to 23.2% or $5,774,631 for the three months ended March 31, 1997, compared to 24.3% of sales or $5,508,410 for the year earlier period. Once the adjustments relating to certain employment agreements are made, as described in Note 2 of "Notes to Pro Forma Condensed Consolidated Financial Statements", selling and administrative expense as a percentage of sales would decrease to 23.7% for the three months ended March 31, 1996. The lower percentage for the 1997 first quarter versus the adjusted 1996 first quarter was primarily because of economies realized due to higher sales volume, partially offset by additional salaries and expenses for added infrastructure, and additional financial personnel.

Interest income for the three months ended March 31, 1997, was $10,350 compared to $19,799 for the first quarter of 1996. Differences in earnings were due to average investment balances.

Interest expense for the first quarter of 1997 was $870,953 versus $737,547 for the first quarter of 1996. Differences were due to working capital requirements and differences in interest rates.

Income tax expense is provided on operating results at the statutory tax rates estimated to be effective for federal and state income taxes for financial reporting purposes for the year. The estimated effective rate is currently 64%, reflecting goodwill amortization which is not deductible.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal sources of cash are results of operations and existing credit arrangements. During the three months ended March 31, 1997, cash used in operations was $1,672,617 compared to $33,000 used for operations in the first three months of 1996. The net cash used in 1997 included, among other things, $1,313,000 for increased accounts receivable primarily due to increased sales and $621,000 in additional inventory, offset by an increase in accounts payable of $679,000 and a decrease in accrued liabilities of $1,239,000. The Company's working capital at March 31, 1997, was $15,806,051, including cash and cash equivalents and short-term investments of $1,018,166.

CPI has a senior credit facility providing for borrowings up to $44,670,000 subject to a borrowing base limitation. The credit facility consists of a revolver, a line of credit and a term loan. At March 31, 1997, $33,500,000 was outstanding against these facilities which is secured by CPI's assets as well as the Company's stock in CPI.

The Company believes that funds generated from operations along with existing credit arrangements will be sufficient to support the short-term and long-term liquidity requirements for operations. Acquisitions are intended to be financed from operating cash flows, existing credit arrangements and possibly by additional equity.

INCOME TAX MATTERS

The Company has available approximately $85,000,000 of U.S. net operating loss carryforwards ("NOLs") as of December 31, 1996, available to offset future U.S. taxable income generated by the Company and its subsidiaries with which it files a federal consolidated return (the "Consolidated Group"). If the NOLs are available, it is expected that the actual cash outlay by the Consolidated Group for the next several years will be limited to U.S. alternative minimum tax along with state income taxes and foreign taxes, if any.

The future benefits of the NOL and tax credit carryforwards are dependent on their continued availability as well as the availability of future taxable income. The Deferred Tax Asset (net of a valuation allowance) included in the Company's Consolidated Financial Statements has been computed on the assumption that CTI will continue to file a consolidated tax return that includes CPI. Management previously announced plans for an initial public offering ("IPO") of CPI's common stock. Successful completion of the IPO, which has been deferred, would result in CTI no longer being able to include CPI in its consolidated tax return. There are many uncertainties related to a proposed IPO and management is unable to represent that it is likely that the IPO will be successfully completed. If the IPO is successful, there could be a material negative adjustment to the valuation allowance in 1997.

Section 382 of the Internal Revenue Code (the "Code") contains certain limitations on the ability of a corporation to utilize its net operating losses in any one year if there has been a change of ownership of more than 50% within a three-year period (an "ownership change"), counting for purposes of measuring the ownership change generally only the value of stock owned by a shareholder of certain groups of shareholders holding 5% or more of the Company's stock. The Company does not believe that there has been an ownership change in the past three years. However, future events, including events beyond the control of the company such as the acquisition in the open market of shares of the Company's Common Stock by a current or new 5% shareholder who was unaware of the possible negative consequences of such acquisition, could result in an ownership change. If an ownership change were to occur, the Company's ability to use its NOLs to reduce the future taxable income of the Company (and the corporations with which it files a consolidated federal income tax return) could be severely curtailed and it is possible that a federal income tax liability may be incurred that would otherwise have been avoidable had the NOLs been fully available.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                 Description of Document
-----------                 -----------------------
10.1              First Amendment of Certain Security Documents and
                  Subordination Agreement and Third Amendment to Amended and
                  Restated Revolving Credit and Term Loan Agreement dated as of
                  February 24, 1997 (the "Amendment"), by and among Connectivity
                  Technologies Inc. (formerly known as Tigera Group, Inc.), a
                  Delaware corporation ("CTI"), Connectivity Products
                  Incorporated, a Delaware corporation (the "Borrower"), and NBD
                  Bank, a Michigan banking corporation as administrative agent
                  (in such capacity, the "Agent") for the Banks.

10.2              Fourth Amendment to Amended and Restated Revolving Credit and
                  Term Loan Agreement (the "Amendment") dated as of March 31,
                  1997, among Connectivity Products Incorporated, a Delaware corporation (the "Borrower"), NBD Bank as Administrative Agent
                  (the "Administrative Agent"), The First National Bank of
                  Boston as Documentation Agent (the "Documentation Agent" and together with the Administrative Agent, the "Co-Agents") for the lending institutions (the "Banks") listed on Schedule 1 to the Credit Agreement.

11                Computation of Earnings Per Share

27                Financial Data Schedule

(b) Reports on Form 8-K:

The Registrant did not file any reports on form 8-K during the most recently completed fiscal quarter.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CONNECTIVITY TECHNOLOGIES INC.



Date:   May 14, 1997          By: /s/  James S. Harrington
                                  ---------------------------------------------
                                  James S. Harrington
                                  President and Chief Executive Officer (as a
                                  duly authorized officer of the Registrant)



                              By: /s/  Gregory C. Kowert
                                  ---------------------------------------------
                                  Gregory C. Kowert
                                  Senior Vice President, Chief Financial
                                  Officer and Secretary (as the principal
                                  financial officer of the Registrant)

                                  EXHIBIT INDEX

Exhibit No.                  Description of Document
-----------                  -----------------------
10.1              First Amendment of Certain Security Documents and
                  Subordination Agreement and Third Amendment to Amended and
                  Restated Revolving Credit and Term Loan Agreement dated as of
                  February 24, 1997 (the "Amendment"), by and among Connectivity
                  Technologies Inc. (formerly known as Tigera Group, Inc.), a
                  Delaware corporation ("CTI"), Connectivity Products
                  Incorporated, a Delaware corporation (the "Borrower"), and NBD
                  Bank, a Michigan banking corporation as administrative agent
                  (in such capacity, the "Agent") for the Banks.


10.2              Fourth Amendment to Amended and Restated Revolving Credit and
                  Term Loan Agreement (the "Amendment") dated as of March 31,
                  1997, among Connectivity Products Incorporated, a Delaware corporation (the "Borrower"), NBD Bank as Administrative Agent
                  (the "Administrative Agent"), The First National Bank of
                  Boston as Documentation Agent (the "Documentation Agent" and together with the Administrative Agent, the "Co-Agents") for the lending institutions (the "Banks") listed on Schedule 1 to the Credit Agreement.

11                Computation of Earnings Per Share

27                Financial Data Schedule