Form 10-Q
period 1997-06-30
CONNECTIVITY TECHNOLOGIES INC
filed 1997-08-14
CIK 714399

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                           Yes      X         No _______


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,565,074 shares of Common Stock, par value. $.04 per share, outstanding as of July 31, 1997.

Transitional small business disclosure Format (check one):

                           Yes _______        No       X

                         CONNECTIVITY TECHNOLOGIES INC.

                                      INDEX

                                                                                            Page No.
PART I - FINANCIAL INFORMATION

Item 1.           Restated Condensed Consolidated Balance Sheet (Unaudited)
                    as of June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                  Restated Condensed Consolidated Income Statement
                    (Unaudited) for the Three and Six Months Ended
                    June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .4

                  Restated Condensed Consolidated Statements of Cash Flows
                    (Unaudited) for the Six Months
                    Ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . .5

                  Notes to Restated Condensed Consolidated Financial
                    Statements (Unaudited) . . . . . .. .  . . .. . . . . . . . . . . . . . . .6

                  Restated Pro Forma Condensed Consolidated Income
                    Statement (Unaudited) for the Three and Six
                    Months Ended June 30, 1997 and 1996    . . . . . . . . . . . . . . .. . . .9

                  Notes to Restated Pro Forma Condensed Consolidated
                    Income Statement (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . 10

                  Pro Forma Condensed Consolidated Balance Sheet
                    (Unaudited) as of June 30, 1997 . . . . . . . . . . . . . . . . . . . . . .11

                  Notes to Pro Forma Condensed Consolidated
                    Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . 12

Item 2.           Management's Discussion and Analysis or Plan
                    of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . 18

                  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                             CONNECTIVITY TECHNOLOGIES INC.
                      RESTATED CONDENSED CONSOLIDATED BALANCE SHEET
                                       (UNAUDITED)

                                      JUNE 30, 1997


                                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $    77,631
  United States Treasury Bills                            592,227
  Accounts receivable, less allowance of $71,875        7,475,752
  Inventories                                           6,866,505
  Prepaid expenses and other assets                       526,173
                                                      -----------
        Total current assets                           15,538,288

  Property, plant and equipment                         6,426,380
  Deferred tax asset                                   10,897,040
  Deposits and other assets                               353,128
  Goodwill and intangible assets, net of
    accumulated amortization                            7,599,195
  Net assets of discontinued operations                19,942,616
                                                      -----------
        Total assets                                  $60,756,647
                                                      ===========

                             LIABILITIES
CURRENT LIABILITIES
  Current portion of long term debt                   $  2,790,000
  Trade accounts payable                                 5,597,728
  Accrued compensation and commissions                     128,361
  Accrued liabilities                                      666,444
                                                      ------------
        Total current liabilities                        9,182,533

Long term debt                                          38,960,000
                                                      ------------
        Total liabilities                               48,142,533
                                                      ============
Minority interest, net of demand notes receivable
  of $638,780, 6 percent, from a minority
  stockholder of the subsidiary                           (406,250)

                        STOCKHOLDERS' EQUITY

Preferred stock - par value $.01 per share;
  authorized 10,000,000 shares, none issued
Series B Common Stock - par value $.04 per share;
  authorized 750,000 shares, none issued
Common Stock - par value $.04; authorized 20,000,000
  shares, outstanding 5,565,074 shares, net of
  206,601 shares held in treasury                          222,613
Additional paid-in capital                             109,336,792
Accumulated deficit                                    (96,539,041)
                                                      ------------
        Total stockholders' equity                      12,614,114
                                                      ------------
        Total liabilities' and stockholders' equity   $ 60,756,647
                                                      ============

See Accompanying Notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
                RESTATED CONDENSED CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                    THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30

                                                                       1997             1996              1997             1996
                                                                   ------------      -----------      ------------      -----------
Net sales                                                          $ 12,627,156      $ 3,354,484      $ 23,735,903      $ 3,354,484

Cost of goods sold                                                   10,155,263        2,440,256        18,832,171        2,440,256
                                                                   ------------      -----------      ------------      -----------

Gross profit                                                          2,471,893          914,228         4,903,732          914,228

Selling, general and administrative expenses                          2,093,231        1,119,351         4,039,666        1,364,351
                                                                   ------------      -----------      ------------      -----------

Operating income                                                        378,662         (205,123)          864,066         (450,123)

Other income (expense):
   Interest income                                                        6,010          115,026            16,360          277,026
   Interest expense                                                    (515,557)        (128,086)         (994,153)        (128,086)
   Other                                                                  1,251           (1,000)           (1,249)          (1,000)
                                                                   ------------      -----------      ------------      -----------

Loss from continuing operations before
   income taxes and minority interest                                  (129,634)        (219,183)         (114,976)        (302,183)

Provision for income taxes                                               10,451          (73,327)           25,451          (70,559)
                                                                   ------------      -----------      ------------      -----------

Loss from continuing operations before
   minority interest                                                   (140,085)        (145,856)         (140,427)        (231,624)

Minority interest in subsidiary                                           9,671          (11,472)          (32,931)         (11,056)
                                                                   ------------      -----------      ------------      -----------

Loss from continuing operations                                        (130,414)        (157,328)         (173,358)        (242,680)

Income from discontinued operations, net
    of income taxes and minority interest                                66,135          65,328           174,639           67,680
                                                                   ------------      -----------      ------------      -----------

Net income (loss)                                                  $    (64,279)     $   (92,000)     $     1,281      $  (175,000)
                                                                   ============      ===========      ============      ===========

Earnings (loss) per share (primary and fully diluted)
    Continuing operations                                          $      (0.02)     $     (0.02)     $      (0.03)     $     (0.04)
    Discontinued operations                                                0.01             0.01      $       0.03      $      0.01
                                                                   ------------      -----------      ------------      -----------
Net earnings (loss) per share                                      $       (.01)           (0.01)     $       0.00      $     (0.03)
                                                                   ============      ===========      ============      ===========

Weighted Average Number of Common
  Shares and Common Share Equivalents:
          Primary                                                     5,595,663        6,193,290         5,730,950        6,033,200
          Fully Diluted                                               5,595,663        6,218,754         5,730,950        6,123,298

See Accompanying Notes to Condensed Consolidated Income Statement

                         CONNECTIVITY TECHNOLOGIES INC.
            RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                  1997                          1996
                                                                           -------------------           -------------------
Cash flows from operating activities:
     Net income (loss)                                                     $            1,281            $         (175,000)
     Adjustments to reconcile net income (loss) to net
          cash from (used in) operating activities:
          Depreciation and amortization                                               884,196                       123,000
          Minority interest                                                            78,751                        23,000
          Deferred taxes                                                              178,712                      (101,000)
          Changes in operating assets and liabilities:
            Decrease (increase) in:
              Accounts receivable                                                  (1,654,846)                    1,289,581
              Inventories                                                          (1,909,322)                     (322,933)
              Prepaid and other current assets                                         57,862                       107,422
              Deposits and other assets                                              (114,749)                       (6,439)
            Increase (decrease) in:
              Accounts payable                                                      1,310,917                     1,443,758
              Accrued liabilities                                                  (1,303,505)                     (664,816)
          Discontinued operations                                                  (1,412,154)                   (2,876,737)
                                                                           -------------------           -------------------

          Net cash used in operations                                              (3,882,857)                   (1,160,164)
                                                                           -------------------           -------------------

Cash flows from investing activities:
     Purchases of property, plant, and equipment, net                                (841,664)                      (85,000)
     Sales of United States Treasury Bills                                            397,714                     9,407,000
     Payments for companies purchased, net of cash acquired                                                      (7,234,000)
                                                                           -------------------           -------------------

     Net cash from (used in) investing activities                                    (443,950)                    2,088,000
                                                                           -------------------           -------------------

Cash flows from financing activities:
     Repayment of debt                                                                                           (1,400,000)
     Exercise of stock options and warrants                                                                         605,000
     Proceeds from notes payable-net                                                4,200,000
                                                                           -------------------           -------------------

     Net cash provided by (used for) financing activities                           4,200,000                      (795,000)
                                                                           -------------------           -------------------

Net increase (decrease) in cash                                                      (126,807)                      132,836

Cash and cash equivalents, beginning of period                                        204,438                       176,000
                                                                           -------------------           -------------------

Cash and cash equivalents, end of period                                   $           77,631            $          308,836
                                                                           ===================           ===================

See Accompanying Notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
          NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Condensed Consolidated Financial Statements:

                  The Condensed Consolidated Financial Statements have been restated to reflect Energy Electric Cable ("EEC") as a discontinued operation. See also Note 3 - Discontinued Operations.

                  The Restated Condensed Consolidated Financial Statements included herein have been prepared by Connectivity Technologies Inc. ("CTI" or "the Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.

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


Note 2 - Nature of Operations and Basis of Presentation:

                  The Company's restated 1997 financial statements include the accounts of CTI and operations of its of 85% owned subsidiary, Connectivity Products Incorporated ("CPI"). The 1996 restated condensed consolidated statement of operations includes the results of operations of CPI subsequent to May 31, 1996, when it was acquired by CTI. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

                    The primary business of the Company is the manufacture of wire and cable products. The two major markets served by the Company are industrial (commercial and residential security, factory automation, traffic and transit signal control and audio systems) and communications (networking, voice and data).

Note 3 - Discontinued Operations

                    On July 11, 1997, Anicom, Inc. ("Anicom") acquired for $27,000,000 in cash and $2,000,000 of its common stock substantially all of the assets of and assumed certain liabilities of the Company's EEC Division (representing the Distribution Industry Segment). The purchase price is subject to adjustment based on the net assets of the EEC division as of June 30, 1997. The net book value of the assets sold are shown as "net assets of discontinued operations" on the June 30, 1997 balance sheet, and EEC's 1996 and 1997 operating results are separately reported on the statements of operations. The Company expects to recognize a gain related to the sale of approximately $1,900,000 (net of taxes of $6,100,000 and minority interest of $300,000) in the quarter ended September 30, 1997. See also "Management's Discussion and Analysis for Plan of Operation" for June 30, 1997.

Note 4 - Debt

                  In connection with the sale of EEC on July 11, 1997, CPI refinanced its bank borrowings with an amended facility totaling $30,000,000 comprised of a $12,000,000 revolving credit facility, a $12,000,000 term loan and a $6,000,000 line of credit ("Bank Borrowings"). All outstanding borrowings were retired on July 11, 1997 with the proceeds from the sale and $12,000,000 of new borrowings under the amended term loan. Interest on the Bank Borrowings is payable at various intervals and accrues at the applicable LIBOR rate plus 2.75 percent. CPI may elect to have all or a portion of the Bank Borrowings accrue interest at the lender's base rate plus 1 percent. Under certain conditions, the 1 percent add on will be reduced to zero and the 2.75 percent add on will be reduced to 1.75 percent. In addition, CPI must pay a fee equal to .5 percent (to be reduced to .375 percent in future years under certain conditions) of the average unused balance under the revolving credit agreement. The Bank Borrowings are collateralized by essentially all of the assets of CPI and are guaranteed by CTI to the extent of its holdings of CPI stock.

                  The revolving credit facility matures on May 31, 2002. Amounts advanced under this facility are based upon percentages of eligible accounts receivable and inventory. The line of credit is to be used for qualified capital expenditures and acquisitions. Advances under the line of credit mature on May 31, 1998, at which time (subject to certain conditions) advances may be converted to a term loan.

The term loan, as amended, matures as follows:

                  1997                               $   300,000
                  1998                                   900,000
                  1999                                 2,400,000
                  2000                                 3,000,000
                  2001                                 3,000,000
                  Thereafter                           2,400,000
                                                     -----------

                                                     $12,000,000
                                                     ===========

                  The agreements governing the Bank Borrowings, as amended as of July 11, 1997, contain various financial covenants related, among other things, to maintenance of minimum consolidated net worth, maintenance of a maximum ratio of senior debt (and overall debt) to EBITDA (as defined) and maintenance of minimum interest and fixed charges (as defined) coverage ratios.


Note 5 - Earnings Per Share

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

Earnings per share calculated under the new statement are as follows:

                                          Three months ended             Six months ended
                                                June 30,                      June 30,
                                       -----------------------       ------------------------
                                           1997           1996           1997           1996
Basic earnings (loss) per share
   Continuing operations               ($   .02)      ($   .02)      ($   .03)      ($   .04)
   Discontinued operations                  .01            .01            .03            .01
                                       --------       --------       --------       --------
   Net                                 $   (.01)      ($   .01)      $    .00      ($    .03)
                                       ========       ========       ========       ========

Diluted earnings (loss) per share
    Continuing operations              ($   .02)      ($   .02)      ($   .03)      ($   .04)
    Discontinued operations                 .01            .01            .03            .01
                                       --------       --------       --------       --------
    Net                                $   (.01)      ($   .01)      $    .00       ($   .03)
                                       ========       ========       ========       ========

                         CONNECTIVITY TECHNOLOGIES INC.
           RESTATED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                   THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30

                                                                     1997              1996              1997              1996
                                                                 ------------      ------------      ------------      ------------
Net sales                                                        $ 12,627,156      $ 11,404,336      $ 23,735,903      $ 21,411,460

Cost of goods sold                                                 10,155,263         8,686,257        18,832,171        16,422,767
                                                                 ------------      ------------      ------------      ------------

Gross profit                                                        2,471,893         2,718,079         4,903,732         4,988,693

Selling, general and administrative expenses                        2,093,231         2,152,905         4,039,666         4,024,679
                                                                 ------------      ------------      ------------      ------------

Operating income                                                      378,662           565,174           864,066           964,014

Other income (expense):
   Interest income                                                      6,010            18,028            16,360            37,028
   Interest expense                                                  (515,557)         (414,413)         (994,153)         (819,701)
   Other                                                                1,251            (1,008)           (1,249)           (1,003)
                                                                 ------------      ------------      ------------      ------------

Income (loss) from continuing operations before
   income taxes and minority interest                                (129,634)          167,781          (114,976)          180,338

Provision for income taxes                                             10,451            74,206            25,451            81,152
                                                                 ------------      ------------      ------------      ------------

Income (loss) from continuing operations before
   minority interest                                                 (140,085)           93,575          (140,427)           99,186

Minority interest in subsidiary                                         9,671           (67,322)          (32,931)         (102,550)
                                                                 ------------      ------------      ------------      ------------

Income (loss) from continuing operations                             (130,414)           26,253          (173,358)           (3,364)

Income from discontinued operations, net
    of income taxes and minority interest                              66,135            99,181           174,639           112,753
                                                                 ------------      ------------      ------------      ------------

Net income (loss)                                                $    (64,279)     $    125,434      $      1,281      $    109,389
                                                                 ============      ============      ============      ============

Earnings (loss) per share (primary and fully diluted)
    Continuing operations                                        $      (0.02)     $      (0.00)     $      (0.03)     $       0.00
    Discontinued operations                                              0.01              0.02              0.03              0.02
                                                                 ------------      ------------      ------------      ------------
Net earnings (loss) per share                                    $       (.01)     $       0.02      $       0.00      $       0.02
                                                                 ============      ============      ============      ============

Weighted Average Number of Common
   Shares and Common Share Equivalents:
          Primary                                                   5,595,663         6,193,290         5,730,950         6,033,200
          Fully Diluted                                             5,595,663         6,218,754         5,730,950         6,123,298

See Notes to Pro Forma Condensed Consolidated Income Statement

CONNECTIVITY TECHNOLOGIES INC.

NOTES TO RESTATED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)


1.   PRO FORMA FINANCIAL STATEMENTS

The unaudited pro forma consolidated statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996 give effect to the acquisition ("Acquisition") of 85% of the capital stock of Connectivity Products Incorporated ("CPI") by Connectivity Technologies Inc. ("CTI") as if the acquisition occurred January 1, 1996, and the concurrent redemption by CPI of 1,274 shares of its common stock. The Acquisition has been accounted for as a purchase.

The pro forma financial statements have been restated to reflect Energy Electric Cable ("EEC") as a discontinued operation. See also "Note 3 - Discontinued Operations" included with the Notes to the Restated Condensed Consolidated Financial Statements.

The pro forma information is based on unaudited financial statements after giving effect to adjustments related to the allocation of the purchase price.

The unaudited pro forma consolidated income statements include all adjustments, consisting of normal recurring accruals, which CTI considers necessary for a fair presentation of the results of operations.

The unaudited pro forma consolidated income statements may not be indicative of the results that actually would have been achieved if the acquisition had occurred on the date assumed and do not project CTI's results of operations at any future period then ended.

2.   EMPLOYMENT AGREEMENTS

Selling, general and administrative expense for the three months ended March 31, 1996 reflects actual compensation paid to two stockholders of CPI involved with continuing operations which exceeds their current base salaries by $87,500 for the three months ended March 31, 1996 and by $145,833 for the six months ended June 30, 1996. These amounts have not been reflected as a decrease in expense on the pro forma statements of income.

                 CONNECTIVITY TECHNOLOGIES INC. AND SUBSIDIARIES
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               AS OF JUNE 30, 1997

                                                                                               PRO FORMA
                                                                                              ADJUSTMENTS:
                                                                                                SALE OF
                                                                            CTI             ENERGY ELECTRIC
                                                                         HISTORICAL              CABLE                PRO FORMA
                                   ASSETS
Current Assets
  Cash and cash equivalents                                            $     362,535               65,096 (a)       $    427,631
  United States Treasury Bills                                               592,227                                     592,227
  Accounts receivable, less allowance                                     20,634,098          (12,476,787)(a)          8,157,311
  Inventories                                                             13,911,499           (7,081,174)(a)          6,830,325
  Prepaid expenses and other assets                                          609,211              (83,038)(a)            526,173
                                                                       -------------        -------------           ------------

      Total current assets                                                36,109,570          (19,575,903)            16,533,667

Property, plant and equipment                                              7,630,351           (1,203,971)(a)          6,426,380
Deferred tax asset                                                        11,019,069           (2,844,000)             8,175,069
Deposits and other assets                                                    460,221            1,892,907 (a)          2,353,128
Goodwill and intangible assets, net of accumulated
  amortization                                                            14,399,195           (6,810,763)(a)          7,588,432
                                                                       ------------         -------------           ------------

                                                                       $  69,618,406        $ (28,541,730)          $ 41,076,676
                                                                       =============        =============           ============
                                LIABILITIES

Current portion of long term debt                                      $   2,790,000           (2,190,000)(a)       $    600,000
Trade accounts payable                                                    13,372,766           (9,040,062)(a)          4,332,704
Income taxes payable                                                                            3,256,000 (b)          3,256,000
Accrued compensation and commissions                                         627,678             (499,317)(a)            128,361
Accrued liabilities                                                        1,253,848            2,406,649 (a)          3,660,497
                                                                       -------------        -------------           ------------

      Total current liabilities                                           18,044,292           (6,066,730)            11,977,562

Long term debt                                                            38,960,000          (24,460,000)(a)         14,500,000
                                                                       -------------        -------------           ------------

      Total liabilities                                                   57,004,292          (30,526,730)            26,477,562
                                                                       -------------        -------------           ------------

Minority interest, net of demand notes receivable
  $620,310, 6%, from a minority stockholder
  of the subsidiary                                                         (406,250)            (300,000)              (706,250)

                          STOCKHOLDERS' EQUITY

Preferred stock - par value $.01 per share;
  authorized 10,000,000 shares, none issued
Series B Common Stock - par value $.04 per share;
  authorized 750,000 shares, none issued
Common Stock - par value $.04; authorized 20,000,000
  shares, outstanding 5,565,074 shares, net of 206,601
  shares held in treasury                                                    222,613                                     222,613
Additional paid-in capital                                               109,336,792                                 109,336,792
                                                                                           (6,100,000)(b)
Accumulated deficit                                                      (96,539,041)       8,385,000 (a)            (94,254,041)
                                                                       -------------        -------------           ------------

                                                                          12,614,114            1,985,000             14,579,114
                                                                       -------------        -------------           ------------

                                                                       $  69,618,406        $ (28,541,730)          $ 41,076,676
                                                                       =============        =============           ============

See notes to Pro Forma Condensed Consolidated Balance Sheet

NOTES TO PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

This Pro Forma Condensed Consolidated Balance Sheet includes the accounts of CTI and the effects of the sale of EEC on financial position. This Pro Forma Condensed Consolidated Balance sheet is prepared on the assumption that the sale of Energy Electric Cable was made on June 30, 1997.

(a) To eliminate Energy Electric Cable's assets and liabilities and record net proceeds from and pretax gain on sale of Energy Electric Cable.

(b)     To provide estimated taxes on the gain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 1997


The primary business of Connectivity Technologies Inc. (the "Company", "CTI", or the "Registrant") is the manufacture of wire and cable products. The two major markets served by the Company are industrial (commercial and residential security, factory automation, traffic and transit signal control and audio systems) and communications (networking, voice and data). Prior to selling the Company's Energy Electric Cable distribution division ("EEC"), the Company was also engaged in distribution. See "Sale of Energy Electric Cable".

Before acquiring 85% of the common stock of Connectivity Products Incorporated ("CPI") as of May 31, 1996, the Company's principal activity consisted of seeking and evaluating candidates for acquisition. The Company now focuses its acquisition activity on companies in the wire and cable business according to established strategic and financial criteria. The Company's goals are to grow
(i) internally through capacity expansions and product line extensions and (ii) externally through complementary acquisitions.

SALE OF ENERGY ELECTRIC CABLE

On July 11, 1997, the Company's subsidiary, Connectivity Products Incorporated, ("CPI") entered into an Asset Purchase Agreement ("Asset Purchase Agreement") with Anicom, Inc. ("Anicom") and Reel Acquisition Corp., a wholly-owned subsidiary of Anicom (the "Purchaser"), pursuant to which Purchaser acquired the business and substantially all of the assets of EEC. In connection with the sale, the Purchaser assumed most of EEC's liabilities other than borrowings, taxes, and certain other liabilities.

Pursuant to the Agreement, CPI received $29,000,000 subject to adjustment, including $27,000,000 in cash and $2,000,000 consisting of 190,476 shares of Anicom's stock, plus the liabilities assumed by the Purchaser. The gain on the sale will be reported as a gain on disposal of a discontinued operation.

RESTATEMENT OF FINANCIAL STATEMENTS

CTI's financial statements have been restated to classify EEC as a discontinued operation. The regular financial statements separately report on continuing operations comprised of the manufacture of wire and cable products.

COMPARISON OF RESTATED HISTORICAL RESULTS

The Company's financial statements include the continuing operations of CPI, excluding EEC, since June 1, 1996. Most significant changes in CTI's results of operations are a result of the CPI acquisition. To enable a clearer understanding of the combined operations, restated pro forma consolidated financial statements covering continuing operations of CTI are included with this Quarterly Report on Form 10-QSB for the three months and six months ended June 30,

1997, compared to the like periods of 1996. These statements are prepared as if CTI had acquired CPI as of January 1, 1996, the beginning of the periods reported on. A discussion of the restated pro forma results is also included in a separate section in this Management's Discussion and Analysis or Plan of Operation.

Sales were $12,627,000 for the second quarter of 1997 and $23,736,000 for the six months ended June 30, 1997 compared to $3,354,000 for the three-month and six-month comparable periods of 1996. Sales were due to CPI continuing operations from date of acquisition.

Cost of goods sold were $10,155,000 for the second quarter of 1997 and $18,832,000 for the six months ended June 30, 1997 compared to $2,440,000 for the three-month and six-month comparable periods of 1996. Cost of goods sold were due to CPI continuing operations from date of acquisition.

Selling, general and administrative expenses were $2,093,000 for the second quarter of 1997 and $4,040,000 for the six months ended June 30, 1997, compared to $1,119,000 for the second quarter of 1996 and $1,364,000 for the six months ended June 30, 1996. The increases are primarily due to CPI operations from date of acquisition. In the second quarter of 1996, the Company expensed $255,000 of one-time consulting fees related to acquisition reviews. In the second quarter of 1997, the Company expensed approximately $80,000 of professional fees due to suspension of an initial public offering planned for CPI.

Interest income was $6,000 for the second quarter of 1997 and $16,000 for the six months ended June 30, 1997. This compares to $115,000 for the second quarter of 1996 and $277,000 for the six months ended June 30, 1996. The comparative decreases were primarily due to a decrease in the amount of Treasury Bills held by the Company.

Interest expense was $516,000 for the second quarter of 1997 and $994,000 for the six months ended June 30, 1997. This compares to $128,000 for the second quarter of 1996 and $128,000 for the six months ended June 30, 1996. The increases relate to CPI interest expense from date of acquisition.

Income tax expense is provided on taxable operating results at statutory tax rates, approximately 45%. Non-deductible good will amortization, which does not reduce cash flow from operations caused the difference between statutory rates and the Company's effective tax rate for the periods presented.

COMPARISON OF RESTATED PRO FORMA RESULTS

Restated pro forma income statements included with this Form 10-QSB are prepared as if the continuing operations of the companies (excluding EEC) had been combined since January 1, 1996.

Sales for the three months ended June 30, 1997, increased 10.7% to $12,627,000 from $11,404,000 for the comparable year earlier period. For the six months ended June 30, 1997, sales increased 10.9% to $23,736,000 versus $21,411,000 for the six months ended June 30, 1996. In 1997 periods compared to 1996, sales of both wire and cable products increased. Cable product sales increases accounted for most of the sales increase. Although wire manufacturing dollar volumes increased, unit volumes were up more than sales due to lower copper prices during the first half of 1997 compared to the first half of 1996.

Cost of goods sold for the three months ended June 30, 1997, was 80.4% of sales or $10,155,000 versus 76.2% or $8,686,000 for the comparable prior year period. Cost of goods sold was 79.3% or $18,832,000 for the six months ended June 30, 1997 versus 76.7% or $16,423,000 for the six months ended June 30, 1996. The higher cost of sales in the second quarter 1997 and six months ended June 30, 1997, was primarily due to slower demand in some products, product mix and transition to new products, along with a negative adjustment related to a physical inventory at June 30, 1997. Lower copper prices in 1997 also had a negative effect on gross margins.

Selling and administrative expenses were 16.6% of sales or $2,093,000 for the three months ended June 30, 1997, compared to 18.9% of sales or $2,153,000 for the year earlier period. For the six months ended June 30, 1997, selling and administrative expenses were 17.0% of sales or $4,040,000 versus 18.8% or $4,025,000 for the six months ended June 30, 1996. Costs in 1997 benefited from economies realized due to higher sales volume but were partially offset by additional salaries and expenses for added infrastructure. Also, base salaries of stockholders operating the business were lower in 1997 compared to 1996 as described in Note 2 of "Notes to Restated Pro Forma Condensed Consolidated Income Statement". In the second quarter of 1997, the Company expensed approximately $80,000 of professional fees due to suspension of an initial public offering planned for CPI. In the second quarter of 1996, the Company expensed $255,000 of one-time consulting fees related to acquisition reviews.

Interest income for the three months ended June 30, 1997 was $6,000 compared to $18,000 for the second quarter of 1996. For the six months ended June 30, 1997, interest income amounted to $16,000 versus $37,000 for the comparable 1996 period. Differences in earnings were primarily due to average investment balances.

Interest expense for the second quarter of 1997 was $516,000 versus $414,000 for the second quarter of 1996. For the six months ended June 30, 1997, interest expense was $994,000 versus $820,000 the same 1996 period.
Differences were primarily due to working capital requirements.

Income tax expense is provided on taxable operating results at statutory tax rates, approximately 45%. Non-deductible good will amortization, which does not reduce cash flow from operations, caused the difference between statutory rates and the Company's effective tax rate for the periods presented.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal sources of cash are results of operations and existing credit arrangements. On July 11, 1997, CPI received cash proceeds from the sale of EEC. See "Sale of Energy Electric Cable".

Simultaneously with the closing of the sale under the Asset Purchase Agreement (the "Closing"), CPI refinanced its senior credit facility with BankBoston and NBD Bank to decrease the amount available for borrowing thereunder from $43,740,000 to $30,000,000. Immediately prior to the Closing, CPI had approximately $36,000,000 outstanding under the credit facility, which amount was reduced by $24,000,000 of the cash proceeds. Substantially all of the remaining cash proceeds were temporarily invested in commercial paper.

The credit facility, as amended July 11, 1997, consists of a revolver, a line of credit and a term loan ("Senior Debt Agreement"). CPI's Senior Debt Agreement provides for borrowings up to $30,000,000 subject to a borrowing base limitation. After completion of the sale on July 11, 1997, $12,000,000 was outstanding against these facilities which is secured by CPI's assets as well as CPI stock owned by CTI. On August 13, 1997, effective June 30, 1997, amendments were made to CPI's Senior Debt Agreement relating to covenants involving ratios for senior debt and interest coverage to EBITDA. Without these amendments, the Company would not have been in compliance with the Senior Debt Agreement at the end of the second quarter 1997. Effective July 11, 1997, the term loan was further amended as described in this section of the Management's Discussion.

The Company believes that funds generated from operations along with existing credit arrangements will be sufficient to support the short-term and long-term liquidity requirements for operations. Acquisitions are intended to be financed from operating cash flows, existing credit arrangements and possibly by additional equity which may be raised for acquisitions.

INCOME TAX MATTERS

The Company has approximately $85,000,000 of U.S. net operating loss carryforwards ("NOLs") as of December 31, 1996 available to offset future U.S. taxable income generated by the Company and its subsidiaries with which it files a federal consolidated return (the "Consolidated Group"). If the NOLs are available, it is expected that the actual cash outlay by the Consolidated Group for the next several years will be limited to U.S. alternative minimum tax along with state income taxes and foreign taxes, if any.

The future benefits of the NOL and tax credit carryforwards are dependent on their continued availability as well as the availability of future taxable income. The Deferred Tax Asset (net of a valuation allowance) included in the Company's Consolidated Financial Statements has been computed on the assumption that CTI will continue to file a consolidated tax return that includes CPI. Management previously announced plans for an initial public offering ("IPO") of CPI's common stock which has now been canceled. If an IPO is accomplished for CPI in the future, it could result in CTI no longer being able to include CPI in its consolidated tax return and CPI's earnings would not be sheltered by the NOL.

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                    Description of Document
-----------                    -----------------------

10.1              Fifth Amendment to Amended and Restated Revolving Credit and
                  Term Loan Agreement, dated as of June 27, 1997, by and among Connectivity Products Incorporated, NBD Bank ("NBD Bank"), as
                  Administrative Agent, BankBoston N.A. (f/k/a The First
                  National Bank of Boston and hereinafter referred to as "BankBoston"), and certain other banks.

11                Computation of Earnings per Share

27                Financial Data Schedule

(b) Reports on Form 8-K:

None.


                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CONNECTIVITY TECHNOLOGIES INC.



Date:   August 14, 1997       By:  /s/  James S. Harrington
                                   ------------------------
                                   James S. Harrington
                                   President and Chief Executive Officer (as a
                                   duly authorized officer of the Registrant)



                              By: /s/  Gregory C. Kowert
                                  ----------------------
                                  Gregory C. Kowert
                                  Senior Vice President, Chief Financial
                                  Officer and Secretary (as the principal
                                  financial officer of the Registrant)

                                INDEX OF EXHIBITS

Exhibit No.                Exhibit Description
-----------                -------------------
     10.1         Fifth Amendment to Amended and Restated Revolving Credit and
                  Term Loan Agreement, dated as of June 27, 1997, by and among
                  Connectivity Products Incorporated, NBD Bank ("NBD Bank"), as
                  Administrative Agent, BankBoston N.A. (f/k/a The First
                  National Bank of Boston and hereinafter referred to as
                  "BankBoston"), and certain other banks.

     11           Computation of Earnings per Share

     27           Financial Data Schedule
