Form 10-Q
period 1997-09-30
CONNECTIVITY TECHNOLOGIES INC
filed 1997-11-14
CIK 714399

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

           Yes        X                                No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,565,074 shares of Common Stock, par value. $.04 per share, outstanding as of October 31, 1997.

Transitional small business disclosure Format (check one):

            Yes                                        No       X

                         CONNECTIVITY TECHNOLOGIES INC.

                                      INDEX

                                                                                 Page No.
PART I - FINANCIAL INFORMATION
Item 1.           Condensed Consolidated Balance Sheet (Unaudited)
                    as of September 30, 1997  . . . . . . . . . . . . . . . . . . . 3

                  Condensed Consolidated Income Statement (Unaudited)
                    for the Three and Nine Months Ended
                    September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . 4

                  Condensed Consolidated Statements of Cash Flows
                    (Unaudited) for the Nine Months
                    Ended September 30, 1997 and 1996  . . . . . . . . . . . . . .  5

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited) . . . . . . . . . . . . . . . . . . . .  6

                  Pro Forma Condensed Consolidated Income
                    Statement (Unaudited) for the Three and Nine
                    Months Ended September 30, 1997 and 1996 . . . . . . . . . . .  9

                  Notes to Pro Forma Condensed Consolidated
                    Income Statements(Unaudited) . . . . . . . . . . . . . . . . . 10


Item 2.           Management's Discussion and Analysis or Plan
                    of Operation  . . . . . . . . . . . . . . . . .  . . . . . . . 11

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 16

                         CONNECTIVITY TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 1997


                                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $    210,884
  United States Treasury Bills                                                492,077
  Accounts receivable, less allowance of $85,375                            9,913,048
  Inventories                                                               7,096,938
  Investments                                                               3,194,996
  Prepaid expenses and other assets                                           560,203
                                                                         ------------

      Total current assets                                                 21,468,146

Property, plant and equipment                                               6,928,458
Deferred tax asset                                                          8,560,501
Deposits and other assets                                                     288,111
Goodwill and intangible assets, net of accumulated
  amortization                                                              7,511,787
                                                                         ------------

        Total assets                                                     $ 44,757,003
                                                                         ============
                                          LIABILITIES

CURRENT LIABILITIES
  Current portion of long term debt                                      $    750,000
  Trade accounts payable                                                    4,642,257
  Accrued compensation and commissions                                        341,955
  Accrued liabilities                                                       6,029,994
                                                                         ------------

      Total current liabilities                                            11,764,206

Long term debt                                                             17,400,000
                                                                         ------------

      Total liabilities                                                    29,164,206
                                                                         -------------

Minority interest                                                             465,374

                                     STOCKHOLDERS' EQUITY

Preferred stock - par value $.01 per share;
  authorized 10,000,000 shares, none issued
Series B Common Stock - par value $.04 per share;
   authorized 750,000 shares, none issued
Common Stock - par value $.04; authorized 20,000,000
   shares, outstanding 5,565,074 shares, net of 206,601
  shares held in treasury                                                     222,613
Additional paid-in capital                                                109,336,792
Accumulated deficit                                                       (95,220,678)
Unrealized gain on marketable security, net of tax                            788,696
                                                                         ------------

      Total stockholders' equity                                           15,127,423
                                                                         ------------

      Total liabilities and stockholders' equity                         $ 44,757,003
                                                                         ============


See Accompanying Notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                               THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30

                                                                    1997             1996             1997             1996
                                                               --------------     ------------     ------------     ------------
Net sales                                                      $   12,418,175     $ 11,296,377     $ 36,154,078     $ 14,650,861

Cost of goods sold                                                  9,953,673        8,834,806       28,785,844       11,275,062
                                                               --------------     ------------     ------------     ------------

Gross profit                                                        2,464,502        2,461,571        7,368,234        3,375,799

Selling, general and administrative expenses                        2,027,556        1,597,455        6,067,222        2,961,806
                                                               --------------     ------------     ------------     ------------

Operating income                                                      436,946          864,116        1,301,012          413,993

Other income (expense):
   Interest income                                                     14,058           34,121           30,418          311,147
   Interest expense                                                  (377,558)        (453,509)      (1,371,709)        (581,595)
   Other                                                               (1,228)          59,477           (2,479)          58,477
                                                               --------------     ------------     ------------     ------------

Net income (loss) from continuing operations before
   income taxes and minority interest                                  72,218          504,205          (42,758)         202,022

Provision for income taxes                                             81,803          229,117          107,254          158,558
                                                               --------------     ------------     ------------     ------------

Net income (loss) from continuing operations before
   minority interest                                                   (9,585)         275,088         (150,012)          43,464

Minority interest in subsidiary                                       (12,888)         (50,583)         (45,819)         (61,639)
                                                               --------------     ------------     ------------     ------------
Net income (loss) from continuing operations                          (22,473)         224,505         (195,831)         (18,175)

Discontinued operations:
  Income from discontinued operations, net
    of income taxes and minority interest                                              141,495          174,639          209,175
  Gain on sale of discontinued operation, net of income taxes
    and minority interest                                           1,197,323                         1,197,323
                                                               --------------     ------------     ------------     ------------


Net income                                                     $    1,174,850     $    366,000     $  1,176,131     $    191,000
                                                               --------------     ------------     ------------     ------------

Earnings (loss) per share (primary and fully diluted)
    Continuing operations                                      $        (0.00)    $       0.04     $      (0.03)    $      (0.00)
    Discontinued operations                                    $         0.00     $       0.02     $       0.03     $       0.03
    Gain on sale of discontinued operations                    $         0.21     $       0.00     $       0.21     $       0.00
                                                               --------------     ------------     ------------     ------------
Net earnings per share                                         $         0.21     $       0.06     $       0.21     $       0.03
                                                               --------------     ------------     ------------     ------------

Weighted Average Number of Common
  Shares and Common Share Equivalents:
          Primary                                                   5,674,080        6,042,402        5,736,633        5,926,154
          Fully Diluted                                             5,674,080        6,067,866        5,736,633        6,016,252

See Accompanying Notes to Condensed Consolidated Income Statement

                         CONNECTIVITY TECHNOLOGIES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                            1997             1996
                                                                        ------------     ------------
Cash flows from operating activities:
      Net income                                                        $   1,176,131     $    191,000
      Discontinued operations                                              (4,559,428)      (2,716,702)
      Adjustments to reconcile net income to net
           cash from (used in) operating activities:
           Depreciation and amortization                                    1,249,441          558,000
           Minority interest                                                  311,595          116,000
           Unrealized gain on marketable securities                           788,696
           Deferred taxes                                                  (2,260,332)         125,000
           Income from discontinued operations                               (174,639)
           Income on disposal of discontinued operations                   (1,197,323)
           Non-cash adjustment to income from discontinued operations        (496,347)
           Changes in operating assets and liabilities:
                 Decrease (increase) in:
                      Accounts receivable                                  (2,423,726)       1,745,680
                      Inventories                                          (2,139,755)        (308,851)
                      Investments                                          (3,194,996)
                      Prepaid and other current assets                         23,832           94,273
                      Deposits and other assets                              (568,730)          (9,877)
                 Increase (decrease) in:
                      Accounts payable                                        355,446          873,485
                      Accrued liabilities                                   4,912,419         (760,475)
                                                                        -------------     ------------
           Net cash used in operations                                     (8,197,716)         (92,467)
                                                                        -------------     ------------

Cash flows from investing activities:
      Proceeds from disposal of discontinued operations                    29,000,000
      Purchases of United States Treasury Bills                            (1,283,345)
      Purchases of property, plant, and equipment, net                     (1,611,796)        (897,000)
      Capital expenditures of discontinued operations                        (224,253)
      Sales of United States Treasury Bills                                 1,779,164        9,368,000
      Purchase of 85% of the common stock of CPI
           net of cash acquired of $756,000                                                 (7,234,000)
                                                                        -------------     ------------

      Net cash provided by investing activities                            27,659,770        1,237,000
                                                                        -------------     ------------

Cash flows from financing activities:
      Repayment of debt                                                   (31,550,000)      (1,650,000)
      Exercise of stock options and warrants                                                   605,000
      Proceeds from notes payable                                          12,150,000
      Payment of financing costs                                              (37,138)
      Increase in shareholder receivable                                      (18,470)
                                                                         ------------     ------------

      Net cash used for financing activities                              (19,455,608)      (1,045,000)
                                                                         ------------     ------------

Net increase in cash                                                            6,446           99,533

Cash and cash equivalents, beginning of period                                204,438          176,000
                                                                         ------------     ------------

Cash and cash equivalents, end of period                                 $    210,884      $   275,533
                                                                         -============     ============


See Accompanying Notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Condensed Consolidated Financial Statements:

            The Condensed Consolidated Financial Statements reflect Energy Electric Cable ("EEC") as a discontinued operation. See also Note 3 - Discontinued Operations.

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


Note 2 - Nature of Operations and Basis of Presentation:

            The Company's 1997 financial statements include the accounts of CTI and operations of its of 85% owned subsidiary, Connectivity Products Incorporated ("CPI") . The 1996 condensed consolidated statement of operations includes the results of operations of CPI subsequent to May 31, 1996, when it was acquired by CTI. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

           The primary business of the Company is the manufacture of wire and cable products. The two major markets served by the Company are industrial (commercial and residential security, factory automation, traffic and transit signal control and audio systems) and communications (networking, voice and data).

Note 3 - Discontinued Operations

           On July 11, 1997, Anicom, Inc. ("Anicom") acquired for $27,000,000 in cash and $2,000,000 of its common stock certain assets of and assumed certain liabilities of the Company's EEC Division (representing the Distribution Industry Segment). The purchase price is subject to adjustment based on the net assets of the EEC division as of June 30, 1997. EEC's 1996 and 1997 operating results are separately reported on the statements of operations. The Company recognized a gain related to the sale of approximately $1,200,000 (net of taxes of $5,600,000, a portion of which is sheltered by the Company's net operating loss carryforwards, non-deductible goodwill of $6,200,000, and minority interest of $230,000). See also "Management's Discussion and Analysis or Plan of Operation".

Note 4 - Debt

           In connection with the sale of EEC on July 11, 1997, CPI refinanced its bank borrowings with an amended facility totaling $30,000,000 comprised of a $12,000,000 revolving credit facility, a $12,000,000 term loan and a $6,000,000 line of credit ("Bank Borrowings"). All outstanding borrowings were retired on July 11, 1997 with the proceeds from the sale of EEC and $12,000,000 of new borrowings under the amended term loan. Interest on the Bank Borrowings is payable at various intervals and accrues at the applicable LIBOR rate plus 2.75 percent. CPI may elect to have all or a portion of the Bank Borrowings accrue interest at the lender's base rate plus 1 percent. Under certain conditions, the 1 percent add on will be reduced to zero and the 2.75 percent add on will be reduced to 1.75 percent. In addition, CPI must pay a fee equal to .5 percent (to be reduced to .375 percent in future years under certain conditions) of the average unused balance under the revolving credit agreement. The Bank Borrowings are collateralized by essentially all of the assets of CPI and are guaranteed by CTI to the extent of its holdings of CPI stock.

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

Earnings per share calculated under the new statement are as follows:

                                                  Three months ended               Nine months ended
                                                       Sept 30                          Sept 30
                                              ------------------------         --------------------------
                                                  1997        1996                    1997         1996
Basic earnings (loss) per share
   Continuing operations                      $    0.00    $   0.04             ($  0.04)        $  (0.00)
   Discontinued operations                         0.00        0.03                 0.03             0.04
   Gain on sale of discontinued
      operations                                   0.22        0.00                 0.22             0.00
                                              ---------    --------             --------         --------
   Net                                        $   0.22     $   0.07             $   0.21         $   0.04
                                              -========    ========             ========         ========

Diluted earnings (loss) per share
    Continuing operations                     $    0.00    $   0.04            ($  0.03)         $  (0.00)
    Discontinued operations                        0.00        0.02                0.03              0.03
    Gain on sale of discontinued
       operations                                  0.21        0.00                0.21              0.00
                                              ---------    --------            --------          --------
    Net                                       $    0.21    $   0.06            $   0.21          $   0.03
                                              -========    ========            ========          ========

                         CONNECTIVITY TECHNOLOGIES INC.
                PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                          THREE MONTHS ENDED SEPT 30         NINE MONTHS ENDED SEPT 30

                                                             1997            1996              1997             1996
                                                         ------------     ------------     ------------     ------------
Net sales                                                $ 12,418,175     $ 11,296,377     $ 36,154,078     $ 32,707,837

Cost of goods sold                                          9,953,673        8,834,806       28,785,844       25,251,962
                                                         ------------     ------------     ------------     ------------

Gross profit                                                2,464,502        2,461,571        7,368,234        7,455,875

Selling, general and administrative expenses                2,027,556        1,597,455        6,067,222        5,622,134
                                                         ------------     ------------     ------------     ------------

Operating income                                              436,946          864,116        1,301,012        1,833,741

Other income (expense):
   Interest income                                             14,058           34,121           30,418           71,149
   Interest expense                                          (377,558)        (453,509)      (1,371,709)      (1,273,210)
   Other                                                       (1,228)          59,477           (2,479)          58,474
                                                         ------------     ------------     ------------     ------------

Income (loss) from continuing operations before
   income taxes and minority interest                          72,218          504,205          (42,758)         690,154

Provision for income taxes                                     81,803          229,117          107,254          310,269
                                                         ------------     ------------     ------------     ------------

Income (loss) from continuing operations before
   minority interest                                           (9,585)         275,088         (150,012)         379,885

Minority interest in subsidiary                               (12,888)         (50,583)         (45,819)        (153,133)
                                                         ------------     ------------     ------------     ------------

Income (loss) from continuing operations                      (22,473)         224,505         (195,831)         226,752

Discontinued operations:
  Income from discontinued operations, net
    of income taxes and minority interest                                      141,495          174,639          254,248
  Gain on sale of discontinued operations, net
    of income taxes and minority interest                   1,197,323                         1,197,323
                                                         ------------     ------------     ------------     ------------

Net income                                               $  1,174,850     $    366,000     $  1,176,131     $    481,000
                                                         ------------     ------------     ------------     ------------

Earnings (loss) per share (primary and fully diluted)
    Continuing operations                                $      (0.00)    $       0.04     $      (0.03)    $       0.04
    Discontinued operations                              $       0.00     $       0.02     $       0.03     $       0.04
    Gain on sale of discontinued operations              $       0.21     $       0.00     $       0.21     $       0.00
                                                         ------------     ------------     ------------     ------------

Net earnings per share                                   $       0.21     $       0.06     $       0.21     $       0.08
                                                         ============     ============     ============     ====-------=

Weighted Average Number of Common
   Shares and Common Share Equivalents:
          Primary                                           5,674,080        6,042,402        5,736,633        5,926,154
          Fully Diluted                                     5,674,080        6,067,866        5,736,633        6,016,252


See Notes to Pro Forma Condensed Consolidated Income Statement

CONNECTIVITY TECHNOLOGIES INC.

NOTES TO PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)


PRO FORMA FINANCIAL STATEMENTS

The unaudited pro forma consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 give effect to the acquisition ("Acquisition") of 85% of the capital stock of Connectivity Products Incorporated ("CPI") by Connectivity Technologies Inc. ("CTI") as if the acquisition occurred January 1, 1996, (actual date of occurrence is May 31, 1996) and the concurrent redemption by CPI of 1,274 shares of its common stock. The Acquisition has been accounted for as a purchase.

The pro forma financial statements reflect Energy Electric Cable ("EEC") as a discontinued operation. See also "Note 3 - Discontinued Operations" included with the Notes to the Condensed Consolidated Financial Statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION SEPTEMBER 30, 1997


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

SALE OF ENERGY ELECTRIC CABLE

On July 11, 1997, the Company's subsidiary, CPI, entered into an Asset Purchase Agreement ("Asset Purchase Agreement") with Anicom, Inc. ("Anicom") and Reel Acquisition Corp., a wholly-owned subsidiary of Anicom (the "Purchaser"), pursuant to which the Purchaser acquired the business and substantially all of the assets of EEC. In connection with the sale, the Purchaser assumed most of EEC's liabilities other than borrowings, taxes, and certain other liabilities.

Pursuant to the Agreement, CPI received $29,000,000 subject to adjustment, including $27,000,000 in cash and $2,000,000 consisting of 190,476 shares of Anicom's stock, plus the liabilities assumed by the Purchaser. The gain on the sale has been reported as a gain on disposal of a discontinued operation.

RESTATEMENT OF FINANCIAL STATEMENTS

CTI's financial statements have been restated to classify EEC as a discontinued operation. The regular financial statements separately report on continuing operations comprised of the manufacture of wire and cable products.

COMPARISON OF HISTORICAL RESULTS

The Company's financial statements include the continuing operations of CPI, excluding EEC, since June 1, 1996. Most significant changes in CTI's results of operations are a result of the CPI acquisition. To enable a clearer understanding of the combined operations, pro forma consolidated financial statements covering continuing operations of CTI are included with this Quarterly Report on Form 10-QSB for the three months and nine months ended September

30, 1997, compared to the like periods of 1996. These statements are prepared as if CTI had acquired CPI as of January 1, 1996, the beginning of the periods reported on. A discussion of the pro forma results is also included in a separate section in this Management's Discussion and Analysis or Plan of Operation.

Sales were $12,418,000 for the third quarter of 1997 and $36,154,000 for the nine months ended September 30, 1997 compared to $11,296,000 for the three-month and $14,651,000 for the nine-month comparable periods of 1996. Management believes that the third quarter sales increase is attributable to the divestiture of the EEC division, as CPI is no longer perceived as a competitor in the distribution marketplace. Year to date sales were due to CPI continuing operations from date of acquisition.

Cost of goods sold were $9,954,000 for the third quarter of 1997 and $28,786,000 for the nine months ended September 30, 1997 compared to $8,835,000 for the three-month and $11,275,000 for the nine-month comparable periods of 1996. Cost of goods sold were due to CPI continuing operations from date of acquisition.

Selling, general and administrative expenses were $2,028,000 for the third quarter of 1997 and $6,067,000 for the nine months ended September 30, 1997, compared to $1,597,000 for the third quarter of 1996 and $2,962,000 for the nine months ended September 30, 1996. The increases are primarily due to CPI operations from date of acquisition.

Interest income was $14,000 for the third quarter of 1997 and $30,000 for the nine months ended September 30, 1997. This compares to $34,000 for the third quarter of 1996 and $311,000 for the nine months ended September 30, 1996. The comparative decreases were primarily due to a decrease in the amount of Treasury Bills held by the Company.

Interest expense was $378,000 for the third quarter of 1997 and $1,372,000 for the nine months ended September 30, 1997. This compares to $454,000 for the third quarter of 1996 and $582,000 for the nine months ended September 30, 1996. The increases relate to CPI interest expense from date of acquisition.

Income tax expense is provided on taxable operating results at statutory tax rates, approximately 45%. Non-deductible goodwill amortization, which does not reduce cash flow from operations, caused the difference between statutory rates and the Company's effective tax rate for the periods presented.

COMPARISON OF PRO FORMA RESULTS

Pro forma income statements included with this Form 10-QSB are prepared as if the continuing operations of the companies (excluding EEC) had been combined since January 1, 1996.

Sales for the three months ended September 30, 1997, increased 9.9% to $12,418,000 from $11,296,000 for the comparable year earlier period. For the nine months ended September 30, 1997, sales increased 10.5% to $36,154,000 versus $32,708,000 for the nine months ended September 30, 1996. In 1997 periods compared to 1996, sales of both wire and cable products increased. Cable product sales increases accounted for most of the sales increase. Although wire manufacturing dollar volumes increased, unit volumes were up more than sales due to continuing lower copper prices during the first three quarters of 1997 compared to the first three quarters of 1996.

Cost of goods sold for the three months ended September 30, 1997, was 80.1% of sales or $9,954,000 versus 78.2% or $8,835,000 for the comparable prior year period. Cost of goods sold was 79.6% or $28,786,000 for the nine months ended September 30, 1997 versus 77.2% or $25,252,000 for the nine months ended September 30, 1996. The higher cost of sales in the third quarter 1997 and nine months ended September 30, 1997, was primarily due to slower demand in some products, product mix and transition to new products. Lower copper prices in 1997 also had a negative effect on gross margins.

Selling and administrative expenses were 16.3% of sales or $2,028,000 for the three months ended September 30, 1997, compared to 14.1% of sales or $1,597,000 for the year earlier period. For the nine months ended September 30, 1997, selling and administrative expenses were 16.8% of sales or $6,067,000 versus 17.2% or $5,622,000 for the nine months ended September 30, 1996. Costs in 1997 benefited from economies realized due to higher sales volume but were partially offset by additional salaries and expenses for added infrastructure at the Energy Electric Assembly division. Also, base salaries of stockholders operating the business were lower in 1997 compared to 1996 as described in
Note 2 of "Notes to Pro Forma Condensed Consolidated Income Statement".

Interest income for the three months ended September 30, 1997 was $14,000 compared to $34,000 for the third quarter of 1996. For the nine months ended September 30, 1997, interest income amounted to $30,000 versus $71,000 for the comparable 1996 period. Differences in earnings were primarily due to average investment balances.

Interest expense for the third quarter of 1997 was $378,000 versus $454,000 for the third quarter of 1996. For the nine months ended September 30, 1997, interest expense was $1,372,000 versus $1,273,000 the same 1996 period. Differences were primarily due to working capital requirements and expenses related to the sale of the discontinued operation.

Income tax expense is provided on taxable operating results at statutory tax rates, approximately 45%. Non-deductible good will amortization, which does not reduce cash flow from operations, caused the difference between statutory rates and the Company's effective tax rate for the periods presented.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal sources of cash are results of operations and existing credit arrangements. On July 11, 1997, CPI received cash proceeds from the sale of EEC. See "Sale of Energy Electric Cable". The cash position remained stable, as cash and cash equivalents totaled $211,000 at September 30, 1997 compared to $276,000 at September 30, 1996.

The Company's capital spending during the nine months ended September 30, 1997 was $1,611,796 compared with $897,000 a year ago. This increase was principally attributable to the purchase of manufacturing equipment to increase capacity and improve manufacturing efficiencies.

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

The credit facility ("Senior Debt Agreement"), as amended July 11, 1997, consists of a revolver, a line of credit and a term loan. CPI's Senior Debt Agreement provides for borrowings up to $30,000,000 subject to a borrowing base limitation. After completion of the sale on July 11, 1997, $12,000,000 was outstanding against these facilities which is secured by CPI's assets as well as CPI stock owned by CTI. Effective July 11, 1997, the term loan was further amended as described in the notes to the restated condensed consolidated income statement.

The Company believes that funds generated from operations along with existing credit arrangements will be sufficient to support the short-term and long-term liquidity requirements for operations. The Company operates in a commodity based industry. Therefore, worldwide fluctuations in copper price may affect financial results. Acquisitions are intended to be financed from operating cash flows, existing credit arrangements and possibly by additional equity which may be raised for acquisitions.

INCOME TAX MATTERS

The Company has approximately $85,000,000 of U.S. net operating loss carryforwards ("NOLs") as of September 30, 1997 available to offset future U.S. taxable income generated by the Company and its subsidiaries with which it files a federal consolidated return (the "Consolidated Group"). See Note 3 to Notes to Condensed Consolidated Financial Statements with reference to certain tax consequences of the sale of EEC.

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                 Description of Document

*10.1 Supply Agreement between Connectivity Products Incorporated and Anicom, Inc., dated as of July 11, 1997.

10.2 Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 11, 1997, by and among Connectivity Products Incorporated, NBD Bank, ("NBD Bank") and BankBoston N.A. ("BankBoston", f/k/a The First National Bank of Boston).

10.3 Seventh Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 25, 1997, by and among Connectivity Products Incorporated, NBD Bank, and BankBoston.

10.4 Stock Pledge Agreement dated as of July 11, 1997, between Connectivity Products Incorporated and NBD Bank.

10.5 Second Amended and Restated Term Loan A Note dated as of July 11, 1997, in the principal amount of $6,000,000 payable by Connectivity Products Incorporated to NBD Bank.

10.6 Second Amended and Restated Term Loan A Note dated as of July 11, 1997, in the principal amount of $6,000,000 payable by Connectivity Products Incorporated to BankBoston.

10.7 Second Amended and Restated Line of Credit Note dated as of July 11, 1997, in the principal amount of $3,000,000 payable by Connectivity Products Incorporated to NBD Bank.

10.8 Second Amended and Restated Line of Credit Note dated as of July 11, 1997, in the principal amount of $3,000,000 payable by Connectivity Products Incorporated to BankBoston.

----------------------------

* Certain portions of this Exhibit have been omitted pursuant to a request by the Registrant for confidential treatment

10.9 Second Amended and Restated Revolving Credit Note dated as of July 11, 1997, in the principal amount of $6,000,000 payable by Connectivity Products Incorporated to NBD Bank.

10.10 Second Amended and Restated Revolving Credit Note dated as of July 11, 1997, in the principal amount of $6,000,000 payable by Connectivity Products Incorporated to BankBoston.

10.11 Assignment and Acceptance dated as of July 11, 1997, by and among NBD Bank, BankBoston and Connectivity Products Incorporated concerning NBD Bank.

10.12 Assignment and Acceptance dated as of July 11, 1997, by and among NBD Bank, BankBoston and Connectivity Products Incorporated concerning BankBoston.

10.13 Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 30, 1997, by and among Connectivity Products Incorporated, NBD Bank and BankBoston.

10.14 Severance Agreement by and among Connectivity Products Incorporated, Connectivity Technologies Inc. and Duane A. Gawron dated as of August 29, 1997.

11          Computation of Earnings Per Share

27          Financial Data Schedule


(b)   Reports on Form 8-K

          On July 24, 1997, the Registrant filed a Current Report on Form 8-K in connection with the sale on July 11, 1997 of the assets and business of the Energy Electric Cable division of the Registrant's Connectivity Products Incorporated subsidiary to Reel Acquisition Corp., a subsidiary of Anicom, Inc. The Current Report on Form 8-K contained pro forma financial statements which showed the effect of the disposition of the assets of the Energy Electric Cable division.

                                   SIGNATURES


           In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CONNECTIVITY TECHNOLOGIES INC.



Date:   November 13, 1997      By: /s/ James M. Hopkins
                                   -------------------------------------
                                    James M. Hopkins
                                    President and Chief Executive Officer (as a
                                    duly authorized officer of the Registrant)



                               By: /s/ Michael J. George
                                   -------------------------------------
                                    Michael J. George
                                    Senior Vice President, Chief Financial
                                    Officer and Secretary (as the principal
                                    accounting officer of the Registrant)

                                EXHIBIT INDEX



Exhibit No.                 Description of Document

*10.1 Supply Agreement between Connectivity Products Incorporated and Anicom, Inc., dated as of July 11, 1997.

10.2 Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 11, 1997, by and among Connectivity Products Incorporated, NBD Bank, ("NBD Bank") and BankBoston N.A. ("BankBoston", f/k/a The First National Bank of Boston).

10.3 Seventh Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 25, 1997, by and among Connectivity Products Incorporated, NBD Bank, and BankBoston.

10.4 Stock Pledge Agreement dated as of July 11, 1997, between Connectivity Products Incorporated and NBD Bank.

10.5 Second Amended and Restated Term Loan A Note dated as of July 11, 1997, in the principal amount of $6,000,000 payable by Connectivity Products Incorporated to NBD Bank.

10.6 Second Amended and Restated Term Loan A Note dated as of July 11, 1997, in the principal amount of $6,000,000 payable by Connectivity Products Incorporated to BankBoston.

10.7 Second Amended and Restated Line of Credit Note dated as of July 11, 1997, in the principal amount of $3,000,000 payable by Connectivity Products Incorporated to NBD Bank.

10.8 Second Amended and Restated Line of Credit Note dated as of July 11, 1997, in the principal amount of $3,000,000 payable by Connectivity Products Incorporated to BankBoston.

----------------------------

* Certain portions of this Exhibit have been omitted pursuant to a request by the Registrant for confidential treatment.

Exhibit No.                    Description of Document

10.9 Second Amended and Restated Revolving Credit Note dated as of July 11, 1997, in the principal amount of $6,000,000 payable by Connectivity Products Incorporated to NBD Bank.

10.10 Second Amended and Restated Revolving Credit Note dated as of July 11, 1997, in the principal amount of $6,000,000 payable by Connectivity Products Incorporated to BankBoston.

10.11 Assignment and Acceptance dated as of July 11, 1997, by and among NBD Bank, BankBoston and Connectivity Products Incorporated concerning NBD Bank.

10.12 Assignment and Acceptance dated as of July 11, 1997, by and among NBD Bank, BankBoston and Connectivity Products Incorporated concerning BankBoston.

10.13 Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 30, 1997, by and among Connectivity Products Incorporated, NBD Bank and BankBoston.

10.14 Severance Agreement by and among Connectivity Products Incorporated, Connectivity Technologies Inc. and Duane A. Gawron dated as of August 29, 1997.

11          Computation of Earnings Per Share

27          Financial Data Schedule