Form 10KSB40
period 1997-12-31
CONNECTIVITY TECHNOLOGIES INC
filed 1998-07-09
CIK 714399

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to ________
                         Commission file number 0-12113

                         CONNECTIVITY TECHNOLOGIES INC.
                 (Name of small business issuer in its charter)

                  DELAWARE                                      94--2691724
(State or other jurisdiction of Incorporation      (I.R.S. Employer Identification No.)
               or organization)

680 MECHANIC STREET, SUITE 1201, LEOMINSTER, MA                   01453
   (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (978) 537-9138

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.04 PAR VALUE PER SHARE
                             (Title of each class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____No  X .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $41,707,988

     The aggregate market value of the Registrant's Common Stock, $.04 par value per share, held by non-affiliates of the Registrant based on the closing price of such stock on June 26, 1998, was $7,123,623. On such date, the closing price of Registrant's Common Stock was $1.88 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the Registrant that beneficially own more than 10% of the Registrant's voting stock have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

     The number of shares of Common Stock, $.04 par value per share, outstanding as of June 26, 1998 was 5,690,128.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a)  Business Development.

     Connectivity Technologies Inc. (the "Company" or the "Registrant") is principally engaged in the manufacture and assembly of wire and cable through its subsidiary, Connectivity Products Incorporated ("CPI"). The Company owns 85% of the capital stock of CPI which it acquired on May 31, 1996 from James S. Harrington, Duane A. Gawron, Trustee of the Living Trust of Duane A. Gawron, Margo Gawron, John E. Pylak, Trustee of the John E. Pylak Living Trust, Rebecca Pylak and Kurt Cieszkowski (collectively, the "Sellers"). The Sellers own the remaining 15% of the capital stock of CPI. See "Item 12. Certain Relationships and Related Transactions." Prior to its acquisition of CPI, the Company was principally engaged in evaluating candidates for acquisition.

     At December 31, 1997, the Company had negative working capital, had violated certain covenants included in its loan agreements and experienced poorer than expected operating results. Although the Company has recently amended its credit agreement with its lenders, that amendment requires, among other things, the elimination of the overadvance (approximately $4.4 million as of May 31, 1998) on or before July 10, 1998. After July 10, 1998, if the Company is unable to eliminate the overadvance, it would be in default of the amendment. If the Company is able to effectuate a sale of its Energy Electric Assembly ("EEA") division, the proceeds of that sale would be utilized to meet this obligation. However, no assurances can be given that such a sale will be effectuated, and the Company believes it unlikely that such a sale can be closed on or before July 10, 1998. If the Company is unable to meet this obligation or to repay the entire indebtedness to its lenders (approximately $17.7 as of June 19, 1998) by July 31, 1998, and is unsuccessful in negotiating with its lenders for an extension or forbearance to permit funds to be raised through the sale of EEA or other assets, the lenders would have the right to take legal proceedings against the Company for the repayment of the entire debt and to proceed against the Company's assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

     CPI was formed by the merger of CPI's three operating divisions in October 1995. On July 11, 1997 (the "Closing Date"), CPI sold substantially all of the assets and certain of the liabilities of its distribution division (the "Sale") which operated under the name, Energy Electric Cable ("EEC") to Reel Acquisition Corp. (the "Purchaser"), a wholly-owned subsidiary of Anicom, Inc. ("Anicom"). The purchase price for the EEC division consisted of approximately $27,000,000 in cash after post-closing adjustments and 190,476 shares of Anicom's common stock, par value $.01 per share (the "Anicom Stock"), which was valued at $2,000,000, for a total purchase price of approximately $29,000,000. In connection with the Sale, CPI and Anicom also entered into a Supply Agreement pursuant to which Anicom is required to purchase a specified amount of wire and cable products manufactured by CPI during each of the five years following the Closing Date. See "Business of Issuer -- Manufacturing"; and "Management's Discussion and Analysis or Plan of Operation."

     CPI's two remaining divisions operate in one business segment, manufacturing. The first, located in Leominster, Massachusetts, operates under the name "BSCC" and manufactures low voltage wire and cable for the security, factory automation, signal and sound markets. The second, is located in Auburn Hills, Michigan, operates under the name Energy Electric Assembly ("EEA") and specializes in designing and manufacturing cable assemblies primarily for robotics and machine tool manufacturers and end-users (factory automation). EEA sources a majority of its products from BSCC. In February 1998, the Company announced it plans to sell the EEA division, the proceeds of which would be applied toward the reduction of bank debt. The Company is currently in discussions with prospective buyers. However, no agreements have been reached and there can be no assurances such a sale will be effectuated.

     Following the Sale of EEC, the Company has focused on positioning itself as a leading manufacturer and assembler of wire and cable products. By developing long-standing relationships based on quality products, knowledge of its customers, continuity of supply, customized design and prompt delivery at competitive prices, the Company endeavors to expand its current market position in the connectivity industry. With a management team experienced in manufacturing and the specialized assembly businesses, the Company seeks to position itself to evaluate and pursue opportunities for advancement and growth in its industry through internal expansion into targeted geographical areas and new product lines, and the development of strategic relationships with major suppliers and manufacturers in the industry.

     During 1996, the Company purchased an option from James S. Harrington, the former Chairman of the Board and Chief Executive Officer, to acquire all of the capital stock of Signal Sales Corp., a distributor of wire and cable to the municipal traffic signal and communications market. See "Item 12. Certain Relationships and Related Transactions."

     The Company was incorporated under the laws of Delaware on September 29, 1980 as Fortune Systems Corporation. In June 1987, the Company changed its name to Tigera Group, Inc., and in December 1996, the Company changed its name from Tigera Group, Inc. to Connectivity Technologies Inc.

     In December 1996, the Company effectuated a one-for-four reverse stock split. Unless otherwise indicated, all share and per share amounts set forth in this Annual Report reflect such reverse stock split.

     On November 8, 1995, Beverly Hills Bancorp sold to Hudson River Capital LLC, formerly Victory Capital LLC ("Hudson River"), its holdings of shares of common stock, par value $.04 per share, of the Company ("Common Stock") owned directly and indirectly (1,185,000 shares) for $3.60 per share. Hudson River makes investments in entities in which it acquires either controlling or non-controlling equity interests. Hudson River also purchased, or agreed to purchase, certain shares of the Company owned by Albert M. Zlotnick (432,750 shares) and Michael S. Berlin (62,062 shares) at $3.60 per share which purchases were completed on November 15, 1995 and January 4, 1996, respectively. Effective as of November 8, 1995, all of the prior directors of the Company resigned (except for Albert M. Zlotnick and A. Clinton Allen whose terms as directors ended in December 1996 when their successors were elected) and were replaced by newly designated directors. Hudson River and its affiliates currently hold approximately 33.3% of the outstanding shares of Common Stock of the Company.

     (b)  Business of Issuer.

GENERAL DESCRIPTION OF THE INDUSTRY

     The wire and cable industry encompasses a wide variety of product applications requiring electronic and electrical connectivity. The Company participates in the security, factory automation, signal and sound markets.

     Technological advances in commercial building monitoring and a greater concern for safety features in commercial buildings and residences have increased demand for wiring products for fire and burglary alarms, motion detectors, voice activators, climate controls, and electronic card and video surveillance devices. Increasingly stringent safety requirements imposed by local and national building codes and insurance providers have also increased the demand for "safety cable," which refers to certain physical attributes of cable that improve the safety and performance of such cables under hazardous conditions, particularly in buildings with advanced fire alarm and safety systems. Continued growth of the factory automation and robotic machinery market as well as changes in equipment installation procedures have increased the demand for wire and cable products servicing this industry. Demand for signal wire used in traffic control signals and transit wire installed in, among other things, subways, bridges, tunnels and toll booths, is driven by the need to rebuild infrastructure and the pace of new construction in this area.

DIVISIONS AND PRODUCTS

     Manufacturing. The Company's BSCC division manufactures low voltage copper wire and cable for the security, factory automation, signal and sound markets. Low voltage wire and cable includes electronic and electrical wire and cable, control and signal wire and cable, climate control wire and cable, transit wire and cable and low smoke and low halogen wire and cable products. BSCC also manufactures wire and cable for sale to distributors that is specifically designated by original equipment manufacturers ("OEM's") or installers as meeting the specification of a particular function ("spec'd product"). Competition for sales of spec'd product is generally limited to select competitors, if any, who have been designated by the OEM as manufacturers of the spec'd product.

     The manufacturing process for insulated wire consists of extruding plastic compounds (the insulation) over conductive metal, such as copper (the conductor). Cables are then formed by combining various insulated wires. BSCC melts and applies compound to wire using extruders that pump molten compound through dies to shape it into its final form on the wire. After extrusion, insulated wires pass through a variety of secondary operations depending on the finished cable form. Secondary operations are primarily twinning (the twisting of two insulated wires), cabling (the grouping of a multitude of insulated wires) and jacketing (the extrusion of a plastic compound jacket over the finished cable). Additional operations may be performed to stripe insulated wire for identification and apply tape or braided metal shields for mechanical protection and reduction of electrical interference. BSCC is an Underwriters Laboratory(TM) ("UL") approved manufacturer and is ISO 9000 certified. The Company depends upon UL for approvals of many of its products. The Company's low smoke products are currently UL approved. However, due to changes in the UL approval guidelines for low smoke products, many companies in the wire and cable industry, including the Company, anticipate future difficulty obtaining UL approvals for such products. The Company is currently working with representatives from UL to ensure UL's continued approval for the Company's low smoke products.

     BSCC uses copper as the base conductor material for the majority of the wire and cable it produces. BSCC has not experienced difficulties in obtaining sufficient supplies of copper in the past and typically orders copper wire weekly to minimize its investment in inventory. Although the Company does not engage in hedging transactions for the purchase of copper, it typically purchases copper 30 days in advance of its projected use. BSCC has generally been able to pass on increases in the price of copper to its customers, but there can be no assurance that it will be able to do so in the future. Conversely, BSCC also passes on to customers decreases in the price of copper, as was the case in the latter half of 1997, and gross margins were adversely impacted. Given the volatility in the price and the worldwide availability of copper, BSCC does not generally enter into long term agreements to supply its products at a fixed price.

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

     BSCC's products are sold to distributors on a non-exclusive basis. Sales to EEC, accounted for 18% of BSCC's net sales for fiscal 1997. After the sale of the EEC division in July 1997, BSCC began utilizing several other key distributors in strategic product areas. During fiscal 1997, Anicom and Simplex Consortium accounted for approximately 20% and 4% of BSCC's net sales, respectively. BSCC also supplies standard and specialty products to the Company's EEA division which accounted for 7% of BSCC's net sales for 1997 and 6% for 1996. BSCC currently sells to many distributors nationwide, and management believes that BSCC's relationships with its distributors are excellent. In general, BSCC's distributors are not obligated to carry BSCC's products exclusively and may carry products that compete with BSCC's products. Although the loss of one or more distributors could have an adverse effect on BSCC's results of operations in the short term, management believes that additional distributors could be added without significant delay.

     EEA provides design application and assembly services to OEM's, such as machine-tool and robotics manufacturers, and to end-users of such factory automation equipment, in each case, primarily in the automobile industry. EEA's strategy is to design, engineer and produce subassemblies which combine cables with various connectors to strict specifications to create value-added products. In the assembly process, specialized cables are cut to length, then undergo many detailed processes in order to prepare the cables for connection and then are attached to specified connectors. Electrical inspection is then performed before final shipment.

     EEA seeks to capitalize on the development of modular machine tool design which requires complex cable assemblies to link machinery with the industrial computers controlling it. In addition, cable subassemblies previously "hardwired" into machinery by electricians are now being designed in modular form to promote faster and more economical retooling of equipment and assembly lines.

     Although EEA acquires its products from a variety of vendors and is not dependent on any single vendor, BSCC accounted for approximately 28% and 36% of EEA's purchases in 1997 and 1996, respectively.

     As the services provided by EEA are often time-intensive and can result in costly delays if not completed to exact specifications, EEA seeks to encourage OEM's who currently perform this function "in-house" to "outsource" these functions to EEA. The Company has announced its intention to sell EEA, but no assurances can be given that such a sale will be effectuated.

     Distribution. Prior to the sale of the EEC division of CPI in July 1997, the Company operated as a full-line distributor of several manufacturers' wire and cable products, including (i) data communications cable, fiber optic cables, and a complete range of connectivity devices, and (ii) security, signal, sound and control products. See "Description of Business -- Business Developments" and "Managements Discussion and Analysis or Plan of Operation."

COMPETITION

     The specialty wire and cable market is highly competitive and fragmented. Many of the Company's competitors are substantially larger and have greater financial, engineering, distribution, manufacturing and other resources than the Company. Management believes that it competes successfully in its markets due to its experienced management team, its established reputation for quality products, its sales force, and its extensive knowledge of its current customer base.

     Management believes that the principal competitive factors in the manufacturing division are quality and price. BSCC believes that its ability to extrude and cable low voltage products at a high rate of speed, while maintaining product quality, enables it to compete effectively. BSCC faces substantial competition from several manufacturers that have greater financial and technical resources including Belden Wire & Cable Corp., General Cable Industries, and the West Penn Wire Division of Cable Design Technologies Corporation, as well as several smaller regional companies.

     Management believes that the principal competitive factors in the assembly market are knowledge of end-user requirements, quality production, and the ability to deliver the finished product to end-users on a timely basis. EEA competes primarily with numerous regional companies most of which have greater financial and technical resources than the Company.

     Wireless communications technology may represent a threat to copper-based systems by reducing the need for premise wiring. The Company believes that the limited signal security, the relatively slow transmission speeds of current wireless systems and the relatively higher cost restrict the use of such systems in many data communication markets. However, there can be no assurance that future advances in wireless technology will not have a material adverse effect on the Company's business.

RAW MATERIALS

     Copper is the principal raw material used in the Company's products. Significant increases in the price of the Company's products due to increases in the cost of copper could have a negative effect on demand for the Company's products. Similarly, significant decreases in the price of copper could result in the price for the Company's products decreasing which could have an adverse effect on the Company's sales and gross profit until inventory with a higher carrying cost is distributed. See "Business -- Divisions and Products - Manufacturing."

     Between July 1997 and December 31, 1997, the copper futures contract as reported on the COMEX dropped significantly, reaching near the ten year low for such contracts. COMEX prices have remained stable from December 31 through June 29, 1998. In addition, inventories for North American and European wire and cable companies have increased significantly due to a decrease in demand for wire and cable products in Asia. However, the industry is currently experiencing a tightness in the supply of copper rod at the producer level.

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

     The Company does not currently anticipate any material adverse effect on its results of operations, financial condition or competitive position as a result of compliance with federal, state or local environmental laws or regulations. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business, and there can be no assurance that material environmental costs will not arise. The Company is currently not party to any regulatory action due to noncompliance with environmental laws or regulations. It is possible that future developments, such as promulgation of implementing regulations for the 1990 amendments to the Clean Air Act or the imposition of other requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by the Company.

EMPLOYEES

     As of June 1, 1998, the Company had 238 full time employees of whom 157 were employed at the BSCC manufacturing division and 81 were employed at the EEA assembly division.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The manufacturing facilities for BSCC consist of two leased premises comprised of 50,000 and 80,000 square feet of space, respectively, in Leominster, Massachusetts. The Company also leases an additional 9,000 square feet of office space in Leominster, Massachusetts.

     EEA subleases, as a tenant at will, 30,000 square feet of office, assembly and warehouse space in Auburn Hills, Michigan.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     A.  Market Information.

     The Company's shares of Common Stock are currently quoted on the OTC Bulletin Board maintained by the National Association of Securities Dealers ("NASD") under the trading symbol "CVTK". Prior to the Company's name change in December 1996, the Company's Common Stock traded under the symbol "TYGR". The following table sets forth, for the periods indicated, the range of high and low bid prices for shares of Common Stock as reported by the NASD. The high and low bid prices, set forth below, reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. The public market for Common Stock is limited, and the following quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares. The following prices have been adjusted to reflect to the Company's one-for-four reverse stock split which was effected in December 1996.

                                                1996                 1997
                                           ---------------      --------------
                                            HIGH      LOW       HIGH      LOW
                                           ------    -----      -----    -----
Fiscal quarter ended March 31............  $10.50    $4.13      $6.94    $4.13
Fiscal quarter ended June 30.............   14.75     9.25       4.88     2.63
Fiscal quarter ended September 30........   13.00     8.00       4.44     3.19
Fiscal quarter ended December 31.........   10.00     6.38       4.69     2.69

     B.  Holders.

     On June 26, 1998, as reported by the Company's transfer agent, there were 5,690,128 shares of Common Stock issued and outstanding which were held of record by 1,878 persons, including several holders who are nominees for an undetermined number of beneficial owners.

     C.  Dividends.

     The Company has not declared or paid any cash dividends on its Common Stock since its inception nor does the Company intend to do so in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition as well as other relevant factors. It is currently the policy of the Company's Board of Directors to retain earnings, if any, to finance the Company's operations and the expansion of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

OVERVIEW

  Background

     The primary business of Connectivity Technologies Inc. (the "Company") is the manufacture and assembly of wire and cable products through its subsidiary, Connectivity Products Incorporated ("CPI"). The two major markets served by the Company are industrial (commercial and residential security, factory automation, traffic and transit signal control and audio systems) and communications (networking, voice and data).

     The Company was incorporated under the laws of Delaware on September 29, 1980 as Fortune Systems Corporation. In June 1987, the Company changed its name to Tigera Group, Inc. In December 1996, the Company changed its name from Tigera Group, Inc. to Connectivity Technologies Inc. to better fit the Company's wire and cable business along with its products and markets.

     Prior to acquiring 85% of the common stock of CPI on May 31, 1996, the Company's principal activity consisted of seeking and evaluating candidates for acquisition.

  Going Concern

     The consolidated financial statements contained in this Report have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a significant operating loss in 1997 and had a working capital deficiency. Also, the Company was not in compliance with the covenants of its revolving credit facility at December 31, 1997 and had received advances in excess of those allowable under the terms of the revolving credit facility. In addition, the revolving credit facility was amended in 1998 whereunder, among other items, all amounts are due July 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's auditors have included an explanatory paragraph in their report to the Company's consolidated financial statements at December 31, 1997 that expresses substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     Management's plans to address these issues include the sale of its EEA division. If a sale is successfully consummated, the proceeds from the sale would be applied against the Company's outstanding balance due under the revolving credit facility and the Company would seek to refinance or amend its credit facility in order to extend the repayment terms. In addition, the Company has formed a new management team and is currently making changes to its operations in order to improve profitability and to generate sufficient cash flow to meet its obligations. Operational changes include, but are not limited to, focusing solely on the BSCC division, the installation of new machinery which will augment existing product lines and the implementation of an improved costing system which will enable the Company to better analyze the profitability of its product lines.

     Management can make no assurances that the Company will be able to sell EEA at a price acceptable to the Board of Directors. Further, there can be no assurances that management will be successful in its efforts to refinance or amend its credit facility at commercially available rates with favorable repayment terms, or that the Company will be able to carry out its operational plan. If the Company is unable to achieve its operational plan, the lenders would be in a position to commence legal proceedings against the Company for the repayment of the entire debt, plus certain amounts, and to proceed against the Company's assets. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation -- Financial Condition and Liquidity".

  Fourth Quarter Adjustments

     In the fourth quarter of 1997, the Company recorded several significant adjustments as follows:

Pre-tax adjustments increasing net loss from continuing
  operations:
Deferred tax valuation allowance increase...................    $(9,905,000)
Inventory adjustments.......................................     (2,340,000)
Accrued expenses increases..................................     (1,345,000)
Accounts receivable adjustments.............................       (649,000)
Other.......................................................       (208,000)
Pre-tax adjustment increasing income from discontinued
  operations:
Increase to gain on sale of EEC.............................    $ 3,483,000

     The Company is in the process of determining the effects of all significant fourth quarter adjustments on previously reported 1997 quarterly information.

     In addition, certain amounts previously reported in each of the three quarters ended September 30, 1997 reflected an inappropriate classification of net sales between continuing operations and discontinued operations. These amounts represent reclassifications only and have no impact on quarterly net income as previously reported.

     Upon completion of the aforementioned analysis, the Company likely will amend prior interim financial information reported in one or more of the three quarters ended September 30, 1997.

  Sale of Energy Electric Cable

     On July 11, 1997, CPI sold its distribution division which operated under the name, Energy Electric Cable to Reel Acquisition Corp., a wholly-owned subsidiary of Anicom, Inc. The purchase price for the EEC division consisted of approximately $27 million in cash after post-closing audit adjustments and 190,476 shares of Anicom common stock, par value $.01 per share, which was valued at $2 million for a total purchase price of $29 million. In connection with the sale, CPI entered into a Supply Agreement with Anicom, pursuant to which Anicom agreed to purchase a specified amount of wire and cable products, subject to adjustment, from CPI for each of the five years following the closing date. During the six-month period ended December 31, 1997, Anicom purchased an aggregate of approximately $7 million from CPI for wire and cable products in accordance with the terms of the Supply Agreement. In addition, in connection with the sale, CPI refinanced its current debt obligations.

  Acquisition of CPI

     On May 31, 1996, the Company acquired for $7.99 million in cash, 85% of the outstanding common stock of CPI. Concurrent with the acquisition, CPI redeemed shares of its common stock and incurred additional indebtedness, including refinancing of its existing debt. The acquisition and related financing are more fully described in Notes 3 and 11 in the Notes to Consolidated Financial Statements included in this Report.

RESULTS OF OPERATIONS

     The consolidated financial statements filed herewith report the operations of the EEC division of CPI as a discontinued operation. Furthermore, results from continuing operations included in the Consolidated Statements of Operations for the year ended December 31, 1997 include twelve months of operations of CPI ("Fiscal 1997"), whereas results from continuing operations included in the Consolidated Statements of Operations for the year ended December 31, 1996 include seven months of operations of CPI ("Fiscal 1996") as a result of the CPI acquisition -- see Note 3 to the Consolidated Financial Statements included in this Report. Included in the table below are the Consolidated Statements of Operations of the Company for Fiscal 1996 and Fiscal 1997. To enable a clearer understanding of the Company's operating results, an unaudited pro forma Consolidated Statement of Operations ("Pro Forma 1996") has been included covering the operations of the Company for the twelve months ended December 31, 1996 as if the CPI acquisition had occurred at January 1, 1996. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The Pro Forma 1996 results of operations do not purport to represent what the Company's results of operations would have been had the CPI acquisition in fact occurred on January 1, 1996, or to project results of operations for or at any future period or date.

                         CONNECTIVITY TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31
                                                      -----------------------------------------
                                                                                     PRO FORMA
                                                        FISCAL         FISCAL          1996
                                                         1997           1996        (UNAUDITED)
                                                      -----------    -----------    -----------
Net sales...........................................  $41,707,988    $20,318,996    $35,830,194
Cost of goods sold..................................   35,393,009     14,499,866     25,658,764
                                                      -----------    -----------    -----------
          Gross profit..............................    6,314,979      5,819,130     10,171,430
Selling, general and administrative expenses........   10,441,178      5,111,292      7,979,676
                                                      -----------    -----------    -----------
     Operating income (loss)........................   (4,126,199)       707,838      2,191,754
Other income (expense):
     Interest income................................       31,220        335,365         95,365
     Interest expense...............................   (2,395,038)    (1,368,323)    (2,201,022)
     Other..........................................       39,247         65,077        (34,923)
                                                      -----------    -----------    -----------
          Income (loss) from continuing operations
            before income taxes.....................   (6,450,770)      (260,043)        51,174
Provision for income taxes..........................    7,993,424         13,990         22,858
                                                      -----------    -----------    -----------
          Income (loss) from continuing
            operations..............................  (14,444,194)      (274,033)        28,316
Discontinued operations:
     Income from discontinued operations, net of
       income taxes of $194,269 in Fiscal 1997,
       $620,262 in Fiscal 1996 and $1,016,122 in Pro
       Forma 1996...................................      292,132        633,193        739,416
     Gain on sale of discontinued operations, net of
       income taxes of $6,398,995...................    5,056,555
                                                      -----------    -----------    -----------
     Income from discontinued operations............    5,348,687        633,193        739,416
                                                      -----------    -----------    -----------
Net income (loss)...................................  $(9,095,507)   $   359,160    $   767,732
                                                      ===========    ===========    ===========
Weighted average shares outstanding:
     Basic..........................................    5,565,272      5,508,057      5,508,057
                                                      ===========    ===========    ===========
     Diluted........................................                                  5,987,925
                                                                                    ===========
Basic earnings (loss) per share:
     Continuing operations..........................  $     (2.60)   $      (.05)   $       .01
     Discontinued operations........................          .96            .11            .13
                                                      -----------    -----------    -----------
                                                      $     (1.64)   $       .06    $       .14
                                                      ===========    ===========    ===========
Diluted earnings per share:
     Continuing operations..........................                                $       .01
     Discontinued operations........................                                        .12
                                                                                    -----------
                                                                                    $       .13
                                                                                    ===========

     The Company's net sales for Fiscal 1997 increased to $41.7 million from $20.3 million for Fiscal 1996 which is primarily due to the effect of the acquisition of CPI in May 1996 as described above. Net sales for Fiscal 1997 increased 16.4% to $41.7 million from $35.8 million for Pro Forma 1996. Net sales at the BSCC division declined by 1.7% despite the fact that the volume of copper pounds shipped increased by approximately 10% during Fiscal 1997. The decline of the copper spot price throughout the latter half of 1997 directly impacted the selling prices quoted by the Company. Consequently, although sales volume increased, sales prices were reduced to reflect the reduced copper prices. Net sales at the EEA division increased 43.7%, primarily due to the increased sales to the automotive industry.

     Cost of goods sold as a percentage of net sales for Fiscal 1997 increased to 84.9% from 71.4% in Fiscal 1996 and from 71.6% in Pro Forma 1996. Consequently, gross profit as a percentage of net sales decreased to 15.1% in Fiscal 1997 from 28.6% for Fiscal 1996 and from 28.4% in Pro Forma 1996. At BSCC, gross profit as a percentage of net sales decreased to 5.4% in Fiscal 1997 from 19.6% in Pro Forma 1996. The primary reason for the deterioration in gross margin resulted from the significant decrease in the price of copper which occurred in the second half of Fiscal 1997. Copper is the principal raw material used in the Company's products. Since the Company does not hedge its copper inventories and the price the Company uses to sell its products is tied to the Comex spot price, the Company realized a significant loss on copper inventories purchased in the first half of Fiscal 1997 which were subsequently sold in the second half of Fiscal 1997. At the Company's EEA division, gross profit as a percentage of net sales remained consistent at 32.1% in Fiscal 1997 compared to 33.7% in Pro Forma 1996.

     Selling, general and administrative expenses were $10.4 million for Fiscal 1997 compared to $5.1 million for Fiscal 1996 which is primarily due to the effect of the acquisition of CPI in May 1996 as described above, as well as increased professional fees and a write-off of deferred debt issuance costs. Selling, general and administrative expenses were $10.4 million for Fiscal 1997 compared to $8.0 million for Pro Forma 1996. The increase is attributable to increased professional fees as well as a write-off of deferred debt issuance costs incurred in Fiscal 1997.

     Interest income was approximately $31,000 for Fiscal 1997 compared to $335,000 for Fiscal 1996. The decrease is due to a reduction in the amount of United States Treasury Bills held by the Company in Fiscal 1997 as compared to Fiscal 1996.

     Interest expense was $2.4 million for Fiscal 1997 compared to $1.4 million for Fiscal 1996. The increase from Fiscal 1997 to Fiscal 1996 is primarily due to the effect of the acquisition of CPI in May 1996 as described above, offset by lower average debt balances outstanding in Fiscal 1997 as compared to Fiscal 1996. Interest expense was $2.4 million for Fiscal 1997 compared to $2.2 million for Pro Forma 1996. In Fiscal 1997, approximately $283,000 of interest expense was allocated to discontinued operations whereas approximately $975,000 was allocated in Pro Forma 1996. In total, interest expense decreased between Fiscal 1997 and Pro Forma 1996. This is a result of lower average debt balances outstanding in Fiscal 1997 as compared to Pro Forma 1996. The lower average debt balances outstanding in Fiscal 1997 was due to the pay down of debt from the proceeds received from the sale of EEC.

     Income tax expense for continuing operations totaled $8.0 million in Fiscal 1997 compared to $14,000 in Fiscal 1996 and $23,000 in Pro Forma 1996. The Company's provision differs from the statutory tax rate in Fiscal 1997 primarily because the Company recorded an adjustment to increase the valuation allowance for deferred taxes totaling $9.9 million.

     Income from discontinued operations, net of income taxes was approximately $292,000 for Fiscal 1997 compared to $633,000 for Fiscal 1996 and $739,000 for Pro Forma 1996. Also in Fiscal 1997, the Company recorded a $5.1 million gain, net of taxes, resulting from the sale of the Company's EEC division.

FINANCIAL CONDITION AND LIQUIDITY

     During Fiscal 1997, cash flows from continuing operating activities used approximately $5.7 million as compared to providing approximately $1.1 million in cash in Fiscal 1996. The increased use of cash primarily relates to incurring a cash loss from continuing operations totaling $2.8 million (represents loss from continuing operations plus non-cash items) and an increase in accounts receivable of approximately $3.4 million. The increases in accounts receivable were due to higher days sales outstanding on average and to increased sales at the Company's EEA division.

     Net cash provided by investing activities in Fiscal 1997 totaled $24.1 million compared to $259,000 in Fiscal 1996. The increase is primarily attributable to $25.5 million in net proceeds received in conjunction with the sale of the EEC division. Total capital purchases increased to $2.3 million in Fiscal 1997 from $1.7 million in Fiscal 1996 due to additional purchases of equipment at the Company's BSCC division to expand capacity at its two manufacturing facilities.

     Net cash used in financing activities in Fiscal 1997 totaled $19.3 million compared to $245,000 in Fiscal 1996. During Fiscal 1997, the Company was able to repay $23.8 million against the credit facility from the proceeds received in conjunction with the sale of the EEC division. This was offset by other net borrowings of approximately $4.5 million.

     The Company's bank indebtedness primarily originated in conjunction with the acquisition of CPI. At the time of the acquisition, the bank facility consisted of a revolving credit facility, a term loan and a line of credit (collectively, the "Bank Facility"). Maximum borrowings available under the Bank Facility were limited to $30 million, but availability under the facility could be further limited. Borrowings under the Bank Facility were $12.3 million as of December 31, 1997. CPI pledged essentially all of its assets, including the Anicom Stock acquired in connection with the sale of EEC, and the Company has pledged all of its CPI stock to secure the repayment of amounts borrowed. The Bank Facility contains various covenants related to, among other items, maintenance of minimum consolidated net worth, maintenance of a maximum ratio of senior debt (and total debt) to EBITDA (as defined) and maintenance of minimum interest and fixed charges coverage ratios (as defined), as well as covenants restricting CPI's ability to make capital expenditures in excess of stated amounts, incur indebtedness, pay dividend on or purchase, redeem or otherwise acquire its capital stock, or, in certain cases, merge or purchase assets or stock of another entity.

     On June 2, 1998, the Company amended the Bank Facility. Under the terms of the amended Bank Facility, all amounts then outstanding under the revolving credit facility, term notes and the line of credit became an amount outstanding under an amended revolving credit note. Availability was reduced to $20 million and could be further limited. The financial covenants consist of minimum EBITDA requirements and a limit on capital expenditures. At June 5, 1998, approximately $17.7 million was outstanding under the amended Bank Facility which amounts are due in July 1998.

     The Company is currently negotiating with its lenders looking to a possible extension of the amended Bank Facility or a forbearance by the lenders to permit the Company to raise additional funds through the sale of EEA or its other assets. No assurances can be given that such negotiations will be successful.

     If not successful, the lenders would be in a position to commence legal proceedings against the Company for the repayment of the entire debt, plus certain other amounts, and to proceed against the Company's assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans to address these issues include the sale of its EEA division. If a sale is successfully consummated, the proceeds from the sale would be applied against the Company's outstanding balance due under the revolving credit facility and the Company would seek to refinance or amend its credit facility in order to extend the repayment terms. In addition, the Company has formed a new management team and is currently making changes to its operations in order to improve profitability and to generate sufficient cash flow to meet its obligations. Operational changes include, but are not limited to, focusing solely on the BSCC division, the installation of new machinery which will augment existing product lines and the implementation of an improved costing system which will enable the Company to better analyze the profitability of its product lines.

     The Company has $6 million of subordinated notes payable that resulted from the redemption of stock in connection with the acquisition of CPI. Interest accrues at a rate of 10% per annum; principal is due to be paid on May 31, 2003. In order to facilitate the amendment to the revolving credit facility, the subordinated note holders have waived their rights to receive scheduled interest or principal until the earlier of (i) the sale of the

EEA division resulting in net cash proceeds of at least $10 million or (ii) the date on which the over advance amount described above is equal to zero. At December 31, 1997, the Company was in violation of certain covenants of the subordinated debt agreement. Accordingly, this debt has been classified as a current liability in the 1997 consolidated financial statements.

     On June 30, 1998, four stockholders of the Company assigned all of their rights, title and interest in their subordinated notes (approximately $3.4 million), outstanding common stock of CPI (64 shares, representing 8% of the total outstanding common stock of CPI) and outstanding stock options of CTI (114,705 options), to CPI and CTI. Since the Company is not currently aware of any matter for which it would assert a claim against these stockholders, the Company, in exchange for the consideration received, has agreed to not assert any claims concerning any matters against these stockholders. The finalization of this agreement is contingent upon consents from other third parties that are expected to be received by the Company in July 1998.

INTANGIBLE ASSETS

     The Company periodically evaluates its intangible assets for impairment. If facts and circumstances indicate that the Company's intangible assets might be impaired, the estimated future undiscounted cash flows associated with the intangible asset would be compared to its carrying amount to determine if a write-down to fair value is necessary.

     As previously described, there is substantial doubt about the Company's ability to continue as a going concern. The Company has undertaken a number of initiatives to alleviate the doubt and there can be no assurance that the Company will be able to successfully carry out those initiatives. If not successful, the Company may be required to recognize an impairment loss of goodwill associated with one or both of its divisions.

PUT AND CALL OPTIONS

     In connection with the acquisition of CPI by CTI, CTI granted the CPI minority stockholders (Stockholders) the option to require CTI to purchase (put) their remaining common stock of CPI, and each Stockholder granted CTI the option to purchase (call) the remaining outstanding stock. The put and call purchase price is based on a formula which is tied to the market value of CTI's common stock at the date of sale. These options are exercisable on November 30, 2000, May 31, 2001 and November 30, 2001 in an amount on each option date equal to one-third of the outstanding stock (on a cumulative basis). There are limitations on the Stockholders' ability to sell their common stock.

MANAGEMENT INFORMATION SYSTEMS

     The BSCC division implemented and upgraded its accounting and manufacturing software, all of which is year 2000 compliant. The EEA division has recently undergone the same accounting implementation and is awaiting the year 2000 compliant upgrade to its production software. It is anticipated that this software will be installed in 1998. The Company is in the process of determining whether its customers, service providers, and suppliers are year 2000 compliant.

INCOME TAX MATTERS

     Management is unable to conclude it is more likely than not the Company will realize its net deferred tax assets. Accordingly, the valuation allowance increased by approximately $9.9 million in 1997, due primarily to changes in judgment about future year operating results. This charge has been reflected in income from continuing operations.

     At December 31, 1997, the Company has available approximately $82 million of net operating loss carryforwards and $1.4 million of tax credit carryforwards for federal tax purposes. Except as described below, these carryforwards may be used to offset future taxes on income, if any, and expire beginning in 1998 through 2010.

     Should an ownership change of the Company occur, as defined under section 382 of the Internal Revenue Code (the "IRC"), the Company could lose the ability to utilize some or all of these net operating loss carryforwards and tax credit carryforwards. The Company has determined that an ownership change has not occurred through December 31, 1997.

     The use of the Company's net operating losses is further limited by section 384 of the IRC. At the time of the acquisition of CPI by the Company, the fair value of the CPI assets acquired exceeded the associated tax basis. (This difference is referred to as "built-in-gain"). Net operating loss carryforwards currently may not be used to offset the portion of any gain that may be recognized upon the sale of CPI assets that was "built-in" at the date of acquisition.

     In this connection, net operating loss carryforwards were not available to offset the "built-in-gain" portion ($6.2 million) of the gain recognized on the 1997 sale of its EEC division assets. Additionally, the Company has decided to pursue the sale of its EEA division assets. The "built-in-gain" associated with EEA's assets is approximately $7.2 million.

     To the extent the Company is able to utilize net operating loss and tax credit carryforwards subsequent to December 31, 1997, the first $9.9 million of such amount recognized will be credited to operations and the recognition of any further amounts will be recorded with an offsetting reduction to goodwill.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in Item 1 (Description of Business) and Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that were not historical facts may be forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by words such as "believes", "plans", "intends", and similar expressions. The Company cautions readers that these forward looking statements are subject to a variety of risks and uncertainties that could cause the Company's actual results in 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties are more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in such filings. These risks and uncertainties, include, without limitation, general economic and business conditions affecting the industries of the Company's customers, competition from other manufacturers and assemblers that have greater financial, technical, and marketing resources than the Company, the Company's ability to adequately address its going concern issues in a timely matter including, without limitation, its ability to sell EEA, reduce its debt, and negotiate a longer term

ITEM 7.  FINANCIAL STATEMENTS

     See the Consolidated Financial Statements of the Company and the notes related thereto, beginning on page F-1, included elsewhere in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 10, 1996, as a result of the consummation of the acquisition of the capital stock of CPI on May 31, 1996, BDO Seidman, LLP ("BDO"), the Company's independent public accountant for the fiscal year ended December 31, 1995, was dismissed to allow Coopers & Lybrand LLP ("Coopers"), CPI's independent public accountant, to be engaged as the Company's independent public accountant. BDO's report on the financial statements of the Company for each of the last two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the Executive Committee of the Board of Directors. There were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BDO's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     On December 18, 1997, Coopers resigned as the Company's independent public accountants. Coopers' reports on the Company's financial statements for the fiscal years ended December 31, 1995 and 1996 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Company's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. There were no disagreements with Coopers for the fiscal years ended December 31, 1995 and 1996 or for the interim periods subsequent to December 31, 1996, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers would have caused them to make reference thereto in their reports on the financial statements for such years.

     The Company has engaged Ernst & Young LLP (the "New Auditors") as its new independent auditors as of December 23, 1997. During the fiscal years ended December 31, 1995 and 1996 and the interim periods subsequent to December 31, 1996, the Company did not consult with the New Auditors on the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or receive either written or oral advice from the New Auditors that was an important factor in reaching a decision as to an accounting, auditing or financial reporting issue.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

                                                                            DIRECTOR AND/OR EXECUTIVE
              NAME                 AGE              POSITION(S)                   OFFICER SINCE
              ----                 ---              -----------             -------------------------
James M. Hopkins.................  57    President, Chief Executive           September 1997
                                         Officer and Director(1)
Ramon D. Ardizzone...............  60    Director(2)                           November 1995
Clarke H. Bailey.................  44    Director(1)                           November 1995
David R. Flowers.................  57    Director(1)(2)                         April 1997
Herbert M. Friedman..............  66    Director(3)                           November 1995
Stephen P. Kelbley...............  55    Director(3)                           December 1996
Kurt Cieszkowski.................  31    Executive Vice President                May 1996

---------------
(1) Member of the Executive Committee.

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

     James M. Hopkins has served as President, Chief Executive Officer and a director of the Company and CPI since September 1997. He has also served as Chief Operating Officer of the BSCC division of CPI since September 1997. Prior to joining the Company, Mr. Hopkins was the Vice President of Sales for Intech/ Belden, a wire and cable manufacturing company from September 1995 until May 1997. From May 1990 until June 1995, Mr. Hopkins held various positions at Helix Hitemp Cable, a wire and cable company, including Vice President of Sales and President.

     Ramon D. Ardizzone has served as a director of the Company since November 1995, and is currently Chairman of the Board of Glenayre Technologies, Inc. ("Glenayre"), a paging and messaging infra-structure technology company. From 1988 to 1997, Mr. Ardizzone was employed by Glenayre in various capacities.

     Clarke H. Bailey has served as a director of the Company since November 1995. From February 1995 until its merger with Iron Mountain Incorporated ("Iron Mountain") in January 1998, Mr. Bailey served as Chairman of the Board and Chief Executive Officer of Arcus, Inc. ("Arcus"). He also served as Chairman of the Board and Chief Executive Officer of United Acquisition Company and Arcus Technology Services, Inc., subsidiaries of Arcus from February 1995 until they merged with Arcus in January 1998. Mr. Bailey is director of Iron Mountain, a national, full-service provider of records management and related services. He is currently a director and Co-Chairman of the Board of Hudson River. He served as Chief Executive Officer and a director of Glenayre from December 1990 until March 1994 and as its Vice Chairman of the Board from November 1992 to July 1996. In March 1994, Mr. Bailey was named Chairman of the Executive Committee of the Board of Glenayre, and he relinquished the title of Chief Executive Officer. Mr. Bailey is also a director of Swiss Army Brands, Inc. ("Swiss Army"), the exclusive United States and Canadian importer and distributor of Victorinox Original Swiss Army Knives and professional cutlery as well as other products. Mr. Bailey is a director of SWWT, Inc., a publicly traded company seeking acquisition opportunities.

     David R. Flowers has served as a director of the Company since April 1997. Mr. Flowers served in various capacities at Pulse Engineering Inc., an electronics company ("Pulse"), including Chairman of the Board and Chief Executive Officer from July 1986 until October 1995, President from July 1982 until July 1986 and in various other executive positions from 1977 until 1982. Mr. Flowers also serves as director of Babcock Inc., a supplier of high reliability components and subsystems to the aerospace and avionics industry, and of Autosplice Inc., a producer of specialty interconnection equipment and components for the electronics industry.

     Herbert M. Friedman, Esq. has served as a director of the Company since November 1995. Since April 1998, Mr. Friedman, who is an attorney, has performed services for various entities including Hudson River. Prior thereto, from 1967 to April 1998, Mr. Friedman was a member of the law firm of Zimet, Haines, Friedman & Kaplan. Zimet, Haines, Friedman & Kaplan acted as counsel to the Company until April 1998. Mr. Friedman is also a director of Noel Group, Inc. ("Noel"), Hudson River, Swiss Army and Victory Ventures LLC ("Victory"), a company which conducts its operations through small and medium sized companies in which it holds either controlling or non-controlling equity interests. Mr. Friedman is a director of Equities Enterprises, Inc., a company operating a magazine and holding other assets. Mr. Friedman is also a director of Carlyle, Inc., a company engaged in the distribution of buttons.

     Stephen P. Kelbley has served as a director of the Company since December 1996. Mr. Kelbley has served as President of the Home Furnishings Operating Group of Springs Industries, Inc. ("Springs"), a home furnishings company, since February 1998 and as an Executive Vice President of Springs since 1991. From May 1995 to February 1998, he served as President of the Diversified Group and from March 1994 to May 1995, he was President of Springs' Specialty Fabrics Group. Mr. Kelbley joined Springs in September 1991 as Executive Vice President and Chief Financial Officer. Prior to joining Springs, he served for seven years as Senior Vice President -- Finance of Bausch & Lomb and two years as Senior Vice President -- Finance & Administration of Moog Automotive, Inc. ("Moog"). He held significant financial management positions with General Electric Company for 19 years before working at Moog. Mr. Kelbley is also a director of Glenayre and serves as the Chairman of its Audit Committee and as a member of its Compensation Committee.

     Kurt Cieszkowski has been Executive Vice President of the Company and Chief Executive Officer of the EEA division of CPI since September 1997. Mr. Cieszkowski served as a director of the Company and CPI from April 1997 to January 1998. He served as a Senior Vice President of the Company from May 1996 until September 1997. From October 1995 through May 1996, Mr. Cieszkowski served as Vice President of CPI with primary responsibility for sales in the Energy Electric Assembly division. From 1986 through October 1995, Mr. Cieszkowski served as the President of Energy Electric Assembly, Inc., a predecessor of CPI.

     Michael J. George served as Chief Financial Officer, Senior Vice President, and Secretary of the Company from September 1997 until his resignation in April 1998.

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

     Based solely on its review of the copies of such forms furnished to the Company by such reporting persons during the fiscal year ended December 31, 1997, or written representations from such reporting persons that no Forms 5 were required for those persons with respect to such period, the Company believes that during the fiscal year ended December 31, 1997 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation awarded or earned, whether paid or deferred, by the persons who served as the Company's Chief Executive Officer and the Company's three other most highly compensated executive officers during Fiscal 1997 (the "Named Executive Officers") and during each of the last three fiscal years.

                                                                                  LONG TERM COMPENSATION
                                                                             ---------------------------------
                                          ANNUAL COMPENSATION                  AWARDS                  PAYOUTS
                             ---------------------------------------------   ----------                -------
            (A)              (B)       (C)          (D)           (E)           (F)          (G)
                                                                 OTHER       RESTRICTED   SECURITIES     (H)         (I)
                                                                 ANNUAL        STOCK      UNDERLYING    LTIP      ALL OTHER
    NAME AND PRINCIPAL                                        COMPENSATION    AWARD(S)     OPTIONS/    PAYOUTS   COMPENSATION
         POSITION            YEAR   SALARY($)     BONUS($)        ($)           ($)        SARS(#)       ($)         ($)
    ------------------       ----   ---------     --------    ------------   ----------   ----------   -------   ------------
James M. Hopkins...........  1997     85,982(1)   $ 10,000          -0-         -0-         50,000(2)    -0-         -0-
  President and Chief        1996        -0-           -0-          -0-         -0-            -0-       -0-         -0-
  Executive Officer          1995         0-           -0-          -0-         -0-            -0-       -0-         -0-
James S. Harrington........  1997   $215,073      $714,776(4)   $15,091         -0-         90,669(5)    -0-         -0-
  Former Chairman            1996     87,498           -0-       12,520         -0-               (5)    -0-         -0-
  of the Board, President
    and                      1995        -0-           -0-          -0-         -0-            -0-       -0-         -0-
  Chief Executive
    Officer(3)
Kurt Cieszkowski...........  1997   $211,026           -0-      $ 2,586         -0-         45,643(5)    -0-         -0-
  Executive Vice President   1996           (6)        -0-          -0-         -0-               (5)    -0-         -0-
                             1995           (6)        -0-          -0-         -0-            -0-       -0-         -0-
Gregory C. Kowert..........  1997   $167,896           -0-        5,433         -0-            -0-       -0-         -0-
  Former Senior Vice         1996           (6)        -0-          -0-         -0-            -0-       -0-         -0-
  President and Chief        1995           (6)        -0-          -0-         -0-            -0-       -0-         -0-
  Executive Officer
Duane A. Gawron............  1997   $371,800           -0-          -0-         -0-            -0-       -0-         -0-
  Former Senior Vice         1996           (6)        -0-          -0-         -0-            -0-       -0-         -0-
  President                  1995           (6)        -0-          -0-         -0-            -0-       -0-         -0-

---------------
(1) Represents approximately seven months salary as James M. Hopkins began employment in June 1997.

(2)Includes 25,000 options to purchase shares of Common Stock which were granted pursuant to the terms of Mr. Hopkins' employment agreement. See "Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Arrangements."

(3) Mr. Harrington served as President and Chief Executive Officer of the Company from May 1996 until September 1997, and as Chairman of the Board from September 1997 to May 1998.

(4) Represents a bonus awarded to Mr. Harrington in Fiscal 1997. Payment of such bonus was deferred until 1998 and took the form of cancellation of an outstanding note made by Mr. Harrington to CPI.

(5) Represents options to acquire shares of Common Stock exercisable at $3.59 per share which were granted in replacement of options to purchase a like number of shares of Common Stock which had been granted in 1996.

(6) This person was not a Named Executive Officer for the years ended December 31, 1996 or 1995.

                        OPTION GRANTS DURING FISCAL 1997

     The following table sets forth information regarding individual grants of options and/or warrants made by the Company during Fiscal 1997 to each of the Named Executive Officers:

                                            INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------------------------
                    (A)                          (B)                (C)            (D)            (E)
                                              NUMBER OF         % OF TOTAL
                                              SECURITIES          OPTIONS
                                              UNDERLYING        GRANTED TO     EXERCISE OR
                                               OPTIONS         EMPLOYEES IN     BASE PRICE    EXPIRATION
                   NAME                      GRANTED (#)        FISCAL YEAR       ($/SH)         DATE
                   ----                      ------------      -------------   ------------   -----------
James M. Hopkins...........................     25,000(1)(2)(3)      7.2%         $3.59         7/10/07
                                                25,000(4)(2)(3)      7.2%         $4.03         9/15/07
James S. Harrington........................     55,947(5)(2)(3)     16.2%         $3.59         7/10/07
                                                34,722(6)(2)(3)     10.1%         $3.59         7/10/07
Kurt Cieszkowski...........................     10,921(5)(2)(3)      3.2%         $3.59         7/10/07
                                                34,722(6)(2)(3)     10.1%         $3.59         7/10/07
Gregory C. Kowert..........................        -0-            --                -0-          --
Duane A. Gawron............................        -0-            --                -0-          --

---------------

(1) Consists of options to purchase shares of Common Stock which are not exercisable until July 8, 1999. These options vest in four equal annual installments commencing on the date of grant.

(2) In the event a change in control occurs with respect to the Company, all of the options will become fully vested and exercisable on such date.

(3) If the Named Executive Officer's employment with the Company is terminated under certain circumstances, all of the options will become fully vested and will become exercisable in the amounts and on the dates set forth in the option agreement relating to such grant.

(4) Consists of options to purchase shares of Common Stock which are not exercisable in full until September 16, 2000. These options vest in four equal annual installments commencing on the date of grant.

(5) Consists of options to purchase shares of Common Stock which became vested in full on March 8, 1998 but are not exercisable until July 8, 1999. These options were granted in replacement of canceled options to purchase a like amount of shares of Common Stock.

(6) Consists of options to purchase shares of Common Stock which become vested in full and exercisable in part on July 8, 1998. These options were granted in replacement of canceled options to purchase a like number of shares of Common Stock.

AGGREGATED OPTION EXERCISES DURING FISCAL 1997 AND FISCAL YEAR-END OPTION VALUE.

     The following table provides information related to options and warrants exercised by the Named Executive Officers during 1997 and the number and value of unexercised options and warrants held by each of the Named Executive Officers at year-end. The Company does not have any outstanding stock appreciation rights:

                                                                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                  OPTIONS, WARRANTS AT            OPTIONS, WARRANTS
                                                                   FISCAL YEAR-END (#)       AT FISCAL YEAR-ENDED($)(1)
                       SHARES ACQUIRED                         ---------------------------   ---------------------------
        NAME           ON EXERCISE (#)    VALUE REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----           ----------------   ------------------   -----------   -------------   -----------   -------------
James M. Hopkins.....        -0-                 -0-               -0-           50,000(2)       -0-              -0-
Kurt Cieszkowski.....        -0-                 -0-               -0-           45,643(3)       -0-              -0-
James S. Harrington..        -0-                 -0-               -0-           90,669(4)       -0-              -0-
Gregory C. Kowert....        -0-                 -0-               -0-           25,000          -0-              -0-
Duane A. Gawron......        -0-                 -0-               -0-           86,043          -0-              -0-

---------------

(1) Based on a closing price on December 31, 1997 of $2.94 per share.

(2) Consists of 25,000 options exercisable at $3.59 per share and 25,000 options exercisable at $4.03 per share to acquire a like number of shares of Common Stock.

(3) Consists of an aggregate of 45,643 options exercisable at $3.59 per share to acquire a like number of shares of Common Stock.

(4) Consists of an aggregate of 90,669 options exercisable at $3.59 per share to acquire a like number of shares of Common Stock.

COMPENSATION OF DIRECTORS

     Effective December 1996, non-employee directors are paid a quarterly retainer of $2,000 and are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors and of the Committees to which they are elected.

     Commencing as of December 1996, each person, other than employees of the Company, elected to the Board of Directors, who was not a director preceding such person's election, shall receive an option to purchase up to 2,500 shares of the Company's Common Stock exercisable at the then fair market value. Thereafter, as of the date of the Company's annual meeting of stockholders, each non-employee director is presently entitled to receive an option to acquire up to 500 shares of the Company's Common Stock exercisable at the then fair market value.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     CPI entered into an employment agreement with James S. Harrington, former Chairman of the Board, Chief Executive Officer, and President, which provided that he would be employed on a full-time basis for a period of three years from May 31, 1996 at an annual salary of $163,000 for the first twelve months and $175,000 per year thereafter plus an annual cash bonus (subject to a maximum of the annual base salary for such year or partial year) equal to five percent of the amount by which the "Adjusted Bonus EBITDA" for the prior year or part thereof exceeded the "Adjusted Bonus EBITDA" for the prior year or part thereof. Commencing in 1997, Mr. Harrington ceased devoting his full time to the affairs of CPI and he received a base annual salary of $95,000. On May 31, 1998, Mr. Harrington resigned as Chairman of the Board and as an employee, therefore precluding any further salary payments. Additionally, Mr. Harrington waived his right to the aforementioned annual cash bonus for 1997. The employment agreement also includes provisions on non-competition, non-solicitation, confidentiality and proprietary information which remain in effect.

     In June 1997, CPI entered into an employment agreement with James M. Hopkins which provides that he will be employed as an Executive Vice President of CPI at an annual salary of $150,000 for the first year of employment, and thereafter Mr. Hopkins' salary will be reviewed and increased at the discretion of CPI's compensation committee. Mr. Hopkins is entitled to a bonus equal to three percent of the increase, if any, in the earnings before interest, taxes, depreciation and amortization ("EBITDA") of CPI's BSCC division over the prior year's EBITDA up to a maximum of $50,000. The agreement called for a minimum bonus of $10,000 for the year ended December 31, 1997, with no minimum bonus under the remainder of the agreement. In addition, Mr. Hopkins was granted options to purchase up to 25,000 shares of the Company's Common Stock. In the event Mr. Hopkins' employment is terminated for other than cause or disability, Mr. Hopkins shall be entitled to his base salary then in effect and any other amounts to which he is entitled pursuant to any compensation or benefit plan through the Notice Period (as defined in the agreement) provided that Mr. Hopkins continues working during the Notice Period. The Company, however, may elect to stop Mr. Hopkins' employment immediately and pay the amount to which Mr. Hopkins would otherwise be entitled during the Notice Period in one lump sum. In the event of a "change in control" of CPI, Mr. Hopkins shall be entitled to an amount equal to 24 months of his base salary. The employment agreement also includes provisions regarding non-competition, non-solicitation, confidentiality and proprietary information. The employment agreement shall terminate on June 1, 2000 unless the parties mutually agree on or before six months prior to such date to extend the term of the agreement.

     CPI has entered into an employment agreement with Kurt Cieszkowski which provides that he will be employed for a period of three years from May 31, 1996 at an annual salary of $163,000 for the first twelve months and $175,000 per year thereafter plus an annual cash bonus (subject to a maximum of the annual base salary for such year or partial year) equal to five percent of the amount by which the "Adjusted Bonus EBITDA" for the prior year or part thereof exceeds the "Adjusted Bonus EBITDA" for the prior year or part thereof. Mr. Cieszkowski waived his right to the aforementioned annual cash bonus for 1997. The employment agreement provides for payment of both salary and bonus for the full three-year term if Mr. Cieszkowski is discharged other than for cause, death or disability, and, in the case of his death or disability, for the payment of salary for the full three-year term and bonus for the year in which he dies or becomes disabled. If Mr. Cieszkowski is terminated for cause or resigns in breach of the employment agreement, no further salary is payable and any bonus for the year of termination is forfeited. The employment agreement also includes provisions on non-competition, non-solicitation, confidentiality and proprietary information and is automatically renewable for terms of one year unless either party gives no less than 60 days prior written notice of its intention not to renew the agreement.

     In April 1998, CPI entered into an agreement with Kurt Cieszkowski which provides that in the event of the sale of EEA on or before April 1, 1999, CPI shall pay Mr. Cieszkowski a closing bonus of $100,000 plus an additional amount in the event the sale proceeds exceed $14,000,000.

     In August 1997, the Company and CPI entered into a Severance Agreement with Duane Gawron, who resigned as Senior Vice President and a director of the Company and CPI upon execution of the agreement. In accordance with the severance agreement, Mr. Gawron's employment agreement was terminated, and the Company and CPI were released from all obligations thereunder in consideration for payment to Mr. Gawron of $350,000. No further amounts are due to Mr. Gawron.

     In July 1996, CPI entered into an employment agreement with Gregory C. Kowert, who served as Chief Financial Officer, Senior Vice President and Secretary of the Company. Mr. Kowert resigned those positions in August 1997. The Agreement, which provided for an annual base salary of $160,000 and a term of 18 months, was not renewed. No further amounts are due to Mr. Kowert.

     For a description of a change of control provision in the Stockholder's Agreement, see "Item 12. Certain Relationships and Related Transactions" below.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON REPRICING OF OUTSTANDING OPTIONS

     In view of the Company's efforts to contain costs, the Company's Compensation Committee (the "Compensation Committee") has sought to balance the objectives of providing competitive compensation to the Company's executives with the goal of conserving its cash resources by emphasizing stock-based compensation arrangements which the Compensation Committee believes should provide an incentive for executives to remain with the Company and to increase share value over the long term. Accordingly, in July 1997, the Compensation Committee lowered the exercise price for certain outstanding stock options with exercise prices of $8.12 or $8.64 per share held by executive officers and employees to an exercise price of $3.59 per share, the fair market value per share on the date of repricing. The Compensation Committee believes that the grant of new options will serve the dual purposes of providing an incentive to management to increase share value over the long term and conserving the Company's cash resources. An aggregate of 65,750 outstanding options were repriced. In July 1997, the Board approved the cancellation of 136,312 options with exercise prices ranging from $8.12 -- $8.64 per common share and the issuance of 136,312 new options at $3.59 per common share.

     Submitted by the following members of the Compensation Committee who served on the Compensation Committee at the time of the repricing:

                                            Ramon D. Ardizzone
                                            David R. Flowers

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security Ownership of Certain Beneficial Owners.

     The following table sets forth, as of June 23, 1998, information regarding the holdings of all persons known to own beneficially more than 5% of the Company's Common Stock. Unless otherwise indicated, such ownership is believed to be direct, with the holder possessing sole voting and investment powers.

                                                 SHARES BENEFICIALLY    PERCENT OF
     NAME AND ADDRESS OF BENEFICIAL OWNER               OWNED            CLASS(1)
     ------------------------------------        --------------------   -----------
Hudson River Capital LLC.......................      1,854,044(2)          33.3%
667 Madison Avenue
New York, NY 10022

---------------

(1) Based on 5,565,256 shares of Common Stock outstanding.

(2) The information set forth in the table regarding shares of Common Stock owned by Hudson River is based on Amendment No. 15 to the Schedule 13D, filed on May 5, 1998 jointly by Hudson River, Brae Group, Inc. ("Brae") and Louis Marx, Jr., which schedule indicates that Hudson River holds 1,854,044 shares of the Company's Common Stock and Brae holds 215,962 (3.9%) shares of the Company's Common Stock. As a significant indirect holder of voting securities of Hudson River, Brae may be deemed to be beneficial owner, within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of the shares of the Company's Common stock held directly by Hudson River, although Brae disclaims beneficial ownership thereof. As a significant holder of voting securities of both Hudson River and Brae, Louis Marx, Jr. may be deemed to be the beneficial owner of the shares of the Company's Common Stock held directly by Hudson River and by Brae. Mr. Marx disclaims beneficial ownership thereof.

  (b)  Security Ownership of Management

     The following table sets forth certain information, as of June 23, 1998 concerning shares of Common Stock owned of record or beneficially by each director, and by each of the Named Executive Officers (as defined in the section entitled "Executive Compensation", excluding Messrs. Kowert, Gawron and Harrington, who are no longer executive officers of the Company, and by all executive officers and directors as a group). The footnotes also reflect the ownership by such persons of each class of equity securities of Hudson River, which may be deemed to be the parent of the Company within the meaning of the federal securities laws, and CPI.

                                                SHARES BENEFICIALLY     PERCENT OF
                     NAME                             OWNED(1)           CLASS(2)
                     ----                       --------------------   -------------
Ramon D. Ardizzone............................           -0-(3)           *
Clarke H. Bailey..............................        26,725(4)           *
David R. Flowers..............................           -0-(5)           *
Herbert M. Friedman...........................           -0-(6)           *
James M. Hopkins..............................           -0-(7)           *
Stephen P. Kelbley............................           -0-(8)           *
All executive officers and directors as a
  group (7 persons)...........................        30,173(9)              5%

---------------

 * Less than 1%.

(1) Unless otherwise indicated, each of the parties listed has sole voting and investment power over the shares owned. The number of shares of Common Stock indicated includes, in each case, the number of shares of Common Stock currently issuable upon exercise of options granted under the Company's 1991 Stock Incentive Plan (the "1991 Plan"), the Company's 1996 Stock Incentive Plan (the "1996 Plan") and non-plan warrants and options. For purposes of this table, shares are deemed to be "currently issuable' if they may become issuable upon exercise of an option or warrant within 60 days following the date hereof.

(2) Based on 5,690,128 shares of Common Stock currently issued and outstanding. In addition, treated as outstanding for the purpose of computing the percentage ownership of each individual or group are shares of Common Stock currently issuable to such individual or group upon exercise of options or warrants.

(3) Does not reflect 6,250 shares of Common Stock currently issuable upon exercise of a warrant which Mr. Ardizzone has agreed not to exercise until 1999 or 500 shares of Common Stock issuable upon exercise of an option which becomes exercisable in 1999. Mr. Ardizzone is the owner of 7,552 series B preferred units (less than 1% of the voting securities) of Hudson River.

(4) Consists of 17,225 shares of Common Stock held directly. Does not reflect 50,000 shares of Common Stock currently issuable upon exercise of a warrant which Mr. Bailey has agreed not to exercise until 1999 or 500 shares of Common Stock issuable upon exercise of an option which becomes exercisable in 1999. Mr. Bailey is the owner of 98,239 series B preferred units of Hudson River and holds 155,000 plan units issued by Hudson River which entitle Mr. Bailey to voting rights and to receive a portion of the appreciation of Hudson River's assets since the date of grant of such units, under certain circumstances ("Plan Units"). Of Mr. Bailey's Plan Units, 75,000 are beneficially owned by a charitable foundation of which Mr. Bailey is a trustee. The series B preferred units and the Plan Units beneficially owned by Mr. Bailey collectively represent approximately 2.6% of the voting securities of Hudson River.

(5) Does not reflect 2,500 shares of Common Stock issuable upon the exercise of options which first become exercisable in 1999.

(6) Does not reflect 6,250 shares of Common Stock currently issuable upon exercise of a warrant which Mr. Friedman has agreed not to exercise until 1999 or 500 shares of Common Stock issuable upon exercise of an option which becomes exercisable in 1999. Mr. Friedman is the owner of 4,762 series B preferred units (less than 1% of the voting securities) of Hudson River.

(7) Does not reflect an aggregate of 50,000 shares of Common Stock issuable upon the exercise of options, a portion of which first become exercisable in September 1998.

(8) Does not reflect 2,500 shares of Common Stock issuable upon exercise of an option which becomes exercisable in 1999.

(9) Does not include 108,802 shares of Common Stock issuable upon exercise of options and warrants which are not exercisable and certain shares with respect to which beneficial ownership is disclaimed. Does not reflect an aggregate of 42,195 shares of Common Stock issuable upon the exercise of stock options held by Kurt Cieszkowski, the Company's Executive Vice President, which are not currently exercisable. The executive officers and directors as a group beneficially own 16.8971 shares (2.2%) of CPI Common Stock, 110,553 series B preferred units and 155,000 Plan Units (collectively, 2.7% of the voting securities) of Hudson River.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 31, 1996, the Company acquired 85% of the outstanding capital stock of CPI, a privately held company engaged in the business of distribution, manufacturing and assembly of wire and cable from James S. Harrington, a former officer and director of the Company, Duane A. Gawron, a former officer and director of the Company and the Trustee of the Living Trust of Duane A. Gawron, Margo Gawron (Duane Gawron's wife), John E. Pylak, a former officer and director of the Company and the Trustee of the John E. Pylak Living Trust, Rebecca Pylak (John Pylak's wife) and Kurt Cieszkowski (the "Sellers"). As a result of the transaction, Mr. Harrington became the President, Chief Executive Officer and a director of the Company; Mr. Harrington resigned as President and Chief Executive Officer in September 1997, and as a director in May 1998. Mr. Cieszkowski became a Senior Vice President of the Company, and in September 1997, he was appointed as Executive Vice President of the Company. The remaining 15% of the outstanding common stock of CPI continues to be held by the Sellers.

     In consideration for such sale, the Sellers received: (i) from CPI, in consideration for shares of CPI Common Stock held by them and redeemed by CPI,
(A) an aggregate of $7,622,919 (the "Redemption Amount"), $250,000 of which was placed in escrow, (B) promissory notes due May 31, 2003 in the aggregate principal amount of $6,000,000, (C) additional promissory notes due May 31, 2003 in the aggregate principal amount of $3,000,000, payment of which is contingent upon the achievement by CPI of certain financial targets, all of which were waived by the Sellers in 1998 and are now void, and
(D) forgiveness of an aggregate of $2,000,000 in indebtedness of the Sellers to CPI; and (ii) from the Company, an aggregate of $7,990,000, $1,000,000 of which was placed in escrow. In addition, the Company committed to invest an additional $3,500,000 in preferred stock of CPI ("CPI Preferred Stock") to fund future expansion, $1,350,000 of which was invested on the closing date and $1,250,000 of which was invested in December 1996. The CPI Preferred Stock has a preference on liquidation equal to its purchase price, is non-voting, is not entitled to dividends, and is subject to mandatory redemption at its purchase price per share (i) after the payment of the promissory notes issued to the Sellers in partial consideration for the shares of CPI Common Stock redeemed by CPI, and
(ii) subject to the consent of CPI's lenders. The Company has also invested $400,000 for a subordinated note payable by CPI for working capital purposes.

     Pursuant to the Stockholders' Agreement executed in connection with the acquisition of CPI, the Company granted to the Sellers a put option to sell their shares of CPI Common Stock to the Company, and the Sellers granted the Company a call option to purchase Sellers' shares of CPI Common Stock (collectively, the "Put/Call Options") at a price to be determined based on the then market value of the shares of the Company's Common Stock now outstanding subject to specified adjustments. The Put/Call Options are exercisable in increments of one-third of Sellers' shares of CPI Common Stock on each of the 54th, 60th and 66th month anniversary dates of the closing of the CPI transaction and become immediately exercisable in the event of a merger, liquidation, sale of substantially all of the assets or change of control of the Company. The Stockholders Agreement contains additional provisions including, among others, provisions relating to the inclusion of certain of the Sellers in management's slate of nominees for election as directors of the Company, provided that they remain as employees of the Company or CPI (no Sellers remain employed), the Company's investment of $3,500,000 in CPI Preferred Stock, restrictions on the transferability of shares of CPI stock held by the Company and by the Sellers, "tag along" rights which entitle the Sellers to sell, and "drag along" rights which require the Sellers to sell, their shares of CPI Common Stock in the event of a proposed transfer by the Company of all of its shares of CPI Common Stock, participation rights in favor of the Sellers in any future issuances of capital stock or options or warrants convertible into capital stock of CPI (other than employee stock options) for cash or in any additional entity organized by the Company to make acquisitions in the wire and cable industry, and restrictions on the Company's ability to acquire any business not engaged in the wire and cable industry without the consent of the holders of a majority of the shares of CPI Common Stock held by the Sellers.

     Pursuant to a Stock Option Purchase Agreement dated as of December 17, 1996, CPI purchased an option to acquire 100% of the capital stock of Signal Sales Corp. ("Signal"), a distributor of wire and cable to the municipal traffic signal and communication market, from James S. Harrington, then Chief Executive Officer and a director of the Company, in consideration for payment to Mr. Harrington of $600,000. Signal ceased operations in 1997; therefore, sales to Signal by the Company in Fiscal 1997 were minimal.

     At December 31, 1997, James Harrington was indebted to CPI in the aggregate amount of $715,000, including accrued interest, which indebtedness was payable on demand. In July 1997, the Company forgave such indebtedness, by the payment of a bonus awarded to Mr. Harrington in January 1998. See "Item 10. Executive Compensation -- Summary Compensation Table."

     In July 1997, the Company approved the prepayment of $350,000 of principal due under a note in the principal amount of $1,764,000 payable to Mr. Harrington. This amount was paid in 1998. Under the terms of the note, such principal was scheduled to be paid in May 2003.

     From January 1, 1997 to June 30, 1997, the Company paid to Noel an aggregate of $79,491 in consideration of the rental of office space and support staff payments as well as reimbursement for salary payments made by Noel to employees of the Company.

     In Fiscal 1997, the Company paid an aggregate of $65,241 to Hudson River in consideration of the rental of office space and reimbursement for salary payments made by Hudson River to employees of the Company, including Deborah Farrington, a former director.

     The law firm of Zimet, Haines, Friedman & Kaplan, of which Herbert M. Friedman, a director of the Company, was a partner, provided legal services to the Company and CPI during Fiscal 1997.

     The Company retained Albert M. Zlotnick, a former Chairman and Chief Executive Officer, as a consultant for the two year period ending December 1, 1997, at a rate of $15,000 per month. This consulting arrangement has not been renewed.

     Reference is also made to "Item 10. Executive Compensation -- Compensation of Directors."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          (1) The financial statements of the Company and the report thereon listed on the Index to Financial Statements on page F-1 hereof are being filed as part of this Annual Report on Form 10-KSB.

          (2) The following exhibits are being filed as exhibits to this Annual Report on Form 10-KSB or, where indicated, are incorporated by reference:

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------

 2.1      Stock Redemption and Purchase Agreement, dated as of May 17, 1996 (the
          "Purchase Agreement") by and among James S. Harrington, Duane A.
          Gawron, Trustee of the Living Trust of Duane A. Gawron, Margo Gawron,
          John E. Pylak, Trustee of the John E. Pylak Living Trust, Rebecca
          Pylak and Kurt Cieszkowski (collectively, the "Sellers"), Connectivity
          Products Incorporated, a Delaware corporation ("CPI"), and the Company
          (incorporated by reference to Exhibit of the same number to the Company's Current Report on Form 8-K dated May 31, 1996).
 2.2      Amendment No. 1 to the Purchase Agreement, dated as of May 31, 1996
          (incorporated by reference to Exhibit of the same number to the Company's Current Report on Form 8-K dated May 31, 1996).
 3.1 Certificate of Amendment of the Restated Certificate of Incorporation of the Company, dated July 21, 1987 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987).
 3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on form 10-K for the year ended December 31, 1988).
 3.3      Certificate of Amendment to Certificate of Incorporation of Tigera
          Group, Inc., dated December 5, 1996 (incorporated by reference to
          Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (the "1996 Annual Report")).
 3.4 Certificate of Amendment to the Certificate of Incorporation of the Company, dated December 13, 1996 (incorporated by reference to
          Exhibit 3.4 to the Company's 1996 Annual Report).
 4.1      Reference is made to Exhibits 3.1, 3.2 and 3.4.
10.1      Letter Agreement, dated April 11, 1991, among Joseph M. Girard and
          James S. Campbell and the Company (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Annual Report")).
10.2      The Company's 1991 Stock Option Plan (incorporated by reference to
          Exhibit of the same number to the Company's 1991 Annual Report).
10.3 Form of Non-Employee Stock Option Agreement used in connection with the 1991 Stock Option Plan (incorporated by reference to Exhibit of the same number to the Company's 1991 Annual Report).
10.4 Form of Incentive Stock Option Agreement used in connection with the 1991 Stock Option Plan (incorporated by reference to Exhibit of the same number to the Company's 1991 Annual Report).
10.5 Form of Incentive Stock Option Agreement used in connection with the 1991 Stock Option Plan (incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "1995 Annual Report")).
10.6 Form of Employee Non-Qualified Stock Option Agreement used in connection with the 1991 Stock Option Plan (incorporated by reference to Exhibit of the same number to the Company's 1995 Annual Report).


 10.7 Form of Non-Employee Non-Qualified Stock Option Agreement used in connection with the 1991 Stock Option Plan (incorporated by reference to Exhibit of the same number to the Company's 1995 Annual Report).
 10.8 Form of Warrant Agreement, dated as of April 11, 1991, by and between the Company and each of James S. Campbell and Joseph M. Gerard
          (incorporated by reference to Exhibit of the same number to the Company's 1995 Annual Report).
 10.9 Form of Warrant Agreement, dated as of November 15, 1995, by and between the Company and each of Donald T. Pascal and Deborah A.
          Farrington (incorporated by reference to Exhibit of the same number to the Company's 1995 Annual Report).
 10.10 Form of Warrant Agreement, dated as of November 15, 1995, by and between the Company and each of Messrs. Julien H. Meyer III and Francis G. Hayes (incorporated by reference to Exhibit of the same number to the Company's 1995 Annual Report).
 10.11 Form of Warrant Agreement, dated as of November 15, 1995, by and between the Company and each of A. Clinton Allen and Clarke H. Bailey
          (incorporated by reference to Exhibit of the same number to the Company's 1995 Annual Report).
 10.12 Form of Warrant Agreement, dated as of November 15, 1995, by and between the Company and each of Ramon D. Ardizzone, Albert M. Zlotnick and Herbert M. Friedman (incorporated by reference to Exhibit of the same number to the Company's 1995 Annual Report).
 10.13 Form of Warrant Agreement, dated as of December 26, 1995, by and between the Company and each of Michael S. Berlin, Philip R. Hankin,
          Irving I. Lassoff, James A. Martin III and Daniel A. Rivetti
          (incorporated by reference to Exhibit of the same number to the Company's 1995 Annual Report).
 10.14 Employment Agreement, dated as of November 15, 1995, by and between the Company and Donald T. Pascal (incorporated by reference to Exhibit of the same number to the Company's 1995 Annual Report).
 10.15 Employment Agreement, dated as of November 15, 1995, by and between the Company and Deborah A. Farrington (incorporated by reference to Exhibit of the same number to the Company's 1995 Annual Report).
 10.16 Form of Consulting Agreement, dated as of November 15, 1995, by and between the Company and each of Messrs. Julien H. Meyer III and Francis G. Hayes (incorporated by reference to Exhibit of the same number to the Company's 1995 Annual Report).
 10.17 Stockholders' Agreement relating to CPI, dated as of May 17, 1996, among the Sellers, CPI and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 31,
          1996).
 10.18 Form of Employment Agreement, dated as of May 17, 1996, by and between CPI and each of Messrs. Harrington, Gawron, Pylak and Cieszkowski
          (incorporated by reference to Exhibit 10.2 of the Company's Current
          Report on Form 8-K dated May 31, 1996).
 10.19 Form of Redemption Note, dated as of May 31, 1996, by CPI in favor of each of the Sellers (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated May 31, 1996).
 10.20 Form of Contingent Note, dated as of May 31, 1996, by CPI in favor of each of the Sellers (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated May 31, 1996).
 10.21 Credit Agreement (the "Credit Agreement"), dated as of May 31, 1996, by and among NBD Bank ("NBD") and The First National Bank of Boston
          ("FNBB" and, together with NBD and the other lending institutions listed on Schedule 1 thereto, the "Banks"), each individually and as Co-Agents, and CPI (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended
          June 30, 1996 (the "1996 Second Quarter 10-QSB")).
 10.22 $10,000,000 Revolving Credit Note, dated as of May 31, 1996, executed by CPI in favor of NBD (incorporated by reference to Exhibit 10.2 of the Company's 1996 Second Quarter 10-QSB).
 10.23 $10,000,000 Revolving Credit Note, dated as of May 31, 1996, executed by CPI in favor of FNBB (incorporated by reference to Exhibit 10.3 of the Company's 1996 Second Quarter 10-QSB).



 10.24    $3,500,000 Line of Credit Note, dated as of May 31, 1996, executed by
          CPI in favor of NBD (incorporated by reference to Exhibit 10.4 of the
          Company's 1996 Second Quarter 10-QSB).
 10.25    $3,500,000 Line of Credit Note, dated as of May 31, 1996, executed by
          CPI in favor of FNBB (incorporated by reference to Exhibit 10.5 of the
          Company's 1996 Second Quarter 10-QSB).
 10.26    $9,300,000 Term Loan A Note, dated as of May 31, 1996, executed by CPI in favor of NBD (incorporated by reference to Exhibit 10.6 of the
          Company's 1996 Second Quarter 10-QSB).
 10.27    $9,300,000 Term Loan A Note, dated as of May 31, 1996, executed by CPI in favor of FNBB (incorporated by reference to Exhibit 10.7 of the
          Company's 1996 Second Quarter 10-QSB).
 10.28    Subordination Agreement, dated as of May 31, 1996, executed by the
          Sellers, the Company and CPI in favor of NBD, as administrative agent for the Banks (the "Agent") (incorporated by reference to Exhibit 10.8 of the Company's 1996 Second Quarter 10-QSB).
 10.29    Security Agreement, dated as of October 5, 1995, by and between CPI and the Agent (incorporated by reference to Exhibit 10.9 of the
          Company's 1996 Second Quarter 10-QSB).
 10.30    First Amendment to the Security Agreement, dated as of May 31, 1996, by and between CPI and the Agent (incorporated by reference to Exhibit
          10.9(a) of the Company's 1996 Second Quarter 10-QSB).
 10.31    Guaranty, dated as of May 31, 1996, executed by the Company in favor of the Agent (incorporated by reference to Exhibit 10.10 of the
          Company's 1996 Second Quarter 10-QSB).
 10.32    Stock Pledge Agreement, dated as of May 31, 1996, by and between the
          Company and the Agent (incorporated by reference to Exhibit 10.11 of
          the Company's 1996 Second Quarter 10-QSB). 10.33    Note Pledge
          Agreement, dated as of May 31, 1996, by and among the Sellers and the
          Agent (incorporated by reference to Exhibit 10.12 of the Company's
          1996 Second Quarter 10-QSB).
 10.34    Form of Stock Option Agreement, dated as of March 8, 1996, by and between the Company and each of James S. Harrington, Duane A. Gawron,
          John E. Pylak and Kurt Cieszkowski (incorporated by reference to
          Exhibit 10.13 of the Company's 1996 Second Quarter 10-QSB).
 10.35    Employment Agreement, dated as of July 9, 1996, between Gregory C.
          Kowert and CPI (incorporated by reference to Exhibit 10.14 of the
          Company's 1996 Second Quarter 10-QSB).
 10.36    First Amendment to Credit Agreement, dated as of August 26, 1996, by and among NBD and FNBB, each individually and as Co-Agents, and CPI
          (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
          Report on Form 10-QSB for the quarter ended September 30, 1996 (the
          "1996 Third Quarter 10-QSB")).
 10.37    Second Amendment to the Credit Agreement, dated as of September 30,
          1996, by and among NBD, FNBB, each individually and as Co-Agents,
          Fleet Bank, N.A. and CPI (incorporated by reference to Exhibit 10.2 of the Company's 1996 Third Quarter 10-QSB).
 10.38    Agreement, dated as of September 27, 1996, by and among James S.
          Harrington, Duane A. Gawron, John E. Pylak, Kurt Cieszkowski and CPI
          (incorporated by reference to Exhibit 10.3 of the Company's 1996 Third
          Quarter 10-QSB).
 10.39    Form of Employee Stock Option Agreement pursuant to the Company's 1996
          Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the
          Company's 1996 Third Quarter 10-QSB).
 10.40    Company's 1996 Stock Incentive Plan (incorporated by reference to
          Exhibit D to the Company's Proxy Statement relating to the Company's
          Annual Meeting of Shareholders held on December 4, 1996).
 10.41    Stock Option Purchase Agreement by and among James S. Harrington, CPI,
          Wayne MacPherson and Signal Sales Corp., dated as of December 17, 1996
          (incorporated by reference to Exhibit 10.41 of the Company's Annual
          Report on Form 10-KSB for the year ended December 31, 1996 (the "1996
          Annual Report")).
 10.42    Building Lease between Anthony Bennet Properties and Energy Electric
          Cable, Inc., dated December 22, 1988 (incorporated by reference to
          Exhibit 10.42 of the Company's 1996 Annual Report).
 10.43    First Amendment to Building Lease between Anthony Bennet Properties and Energy Electric Cable, Inc., dated February 9, 1994 (incorporated by reference to Exhibit 10.43 of the Company's 1996 Annual Report).


 10.44 Lease of Real Property at Crossroad Office Park by Peter F. Zichelle to CPI, dated December 19, 1996 (incorporated by reference to Exhibit 10.44 of the Company's 1996 Annual Report).
 10.45    Lease by and between Key Plastics, Inc. and CPI, dated March 6, 1997
          (incorporated by reference to Exhibit 10.45 of the Company's 1996
          Annual Report).
 10.46    First Amendment of Certain Security Documents and Subordination
          Agreement and Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement by and among CTI, CPI and NBD (incorporated by reference to Exhibit 10.46 of the Company's 1996 Annual Report).
 10.47    Net Lease by and between Douglas J. Detweiler and BSCC Corp., dated
          June 5, 1995 (incorporated by reference to Exhibit 10.47 of the
          Company's 1996 Annual Report).
 10.48    Second Amendment to Lease by and between Douglas J. Detweiler and BSCC
          Corp., dated August 29, 1995 (incorporated by reference to
          Exhibit 10.48 of the Company's 1996 Annual Report).
 10.49    First Amendment of Certain Security Documents and Subordination
          Agreement and Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 24, 1997, by and among the Company, CPI and the Agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997 (the "1997 First Quarter
          10-QSB")).
 10.50    Fourth Amendment to Amended and Restated Revolving Credit and Term
          Loan Agreement, dated as of March 31, 1997, by and among CPI, NBD, as Administrative Agent, and BankBoston N.A., as Documentation Agent
          ("BankBoston", f/k/a The First National Bank of Boston) (incorporated by reference to Exhibit 10.2 of the Company's 1997 First Quarter
          10-QSB).
 10.51    Fifth Amendment to Amended and Restated Revolving Credit and Term Loan
          Agreement, dated as of June 27, 1997, by and among CPI, NBD, as agent, BankBoston and certain other banks (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the
          Quarterly Period ended June 30, 1997).
 10.52    Supply Agreement between CPI and Anicom, Inc., dated as of July 11,
          1997 (incorporated by reference to Exhibit 10.1 of the Company's
          Quarterly Report on Form 10-QSB for the quarterly period ended
          September 30, 1997 (the "1997 Third Quarter 10-QSB")).
 10.53    Sixth Amendment to Amended and Restated Revolving Credit and Term Loan
          Agreement, dated as of July 11, 1997, by and among CPI, NBD and BankBoston (incorporated by reference to Exhibit 10.2 of the Company's
          1997 Third Quarter 10-QSB).
 10.54    Seventh Amendment to Amended and Restated Revolving Credit and Term
          Loan Agreement, dated as of July 25, 1997, by and among CPI, NBD and BankBoston (incorporated by reference to Exhibit 10.3 of the Company's
          1997 Third Quarter 10-QSB).
 10.55    Stock Pledge Agreement, dated as of July 11, 1997, between CPI and NBD
          (incorporated by reference to Exhibit 10.4 of the Company's 1997 Third
          Quarter 10-QSB).
 10.56    Second Amended and Restated Term Loan A Note, dated as of July 11,
          1997, in the principal amount of $6,000,000 payable by CPI to NBD
          (incorporated by reference to Exhibit 10.5 of the Company's 1997 Third
          Quarter 10-QSB).
 10.57    Second Amended and Restated Term Loan A Note, dated as of July 11,
          1997, in the principal amount of $6,000,000 payable by CPI to BankBoston (incorporated by reference to Exhibit 10.6 of the Company's
          1997 Third Quarter 10-QSB).
 10.58    Second Amended and Restated Line of Credit Note, dated as of July 11,
          1997, in the principal amount of $3,000,000 payable by CPI to NBD
          (incorporated by reference to Exhibit 10.7 of the Company's 1997 Third
          Quarter 10-QSB).
 10.59    Second Amended and Restated Line of Credit Note, dated as of July 11,
          1997, in the principal amount of $3,000,000 payable by CPI to BankBoston (incorporated by reference to Exhibit 10.8 of the Company's
          1997 Third Quarter 10-QSB).
 10.60    Second Amended and Restated Revolving Credit Note, dated as of
          July 11, 1997, in the principal amount of $6,000,000 payable by CPI to NBD (incorporated by reference to Exhibit 10.9 of the Company's 1997
          Third Quarter 10-QSB).


     10.61   Second Amended and Restated Revolving Credit Note, dated as of July 11, 1997, in the principal amount of
             $6,000,000 payable by CPI to BankBoston (incorporated by reference to Exhibit 10.10 of the Company's 1997
             Third Quarter 10-QSB).
     10.62   Assignment and Acceptance, dated as of July 11, 1997, by and among NBD, BankBoston and CPI concerning NBD
             (incorporated by reference to Exhibit 10.11 of the Company's 1997 Third Quarter 10-QSB).
     10.63   Assignment and Acceptance, dated as of July 11, 1997, by and among NBD, BankBoston and CPI concerning
             BankBoston (incorporated by reference to Exhibit 10.12 of the Company's 1997 Third Quarter 10-QSB).
     10.64   Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 30,
             1997, by and among CPI, NBD and BankBoston (incorporated by reference to Exhibit 10.13 of the Company's
             1997 Third Quarter 10-QSB).
     10.65   Severance Agreement by and among CPI, the Company and Duane A. Gawron, dated as of August 29, 1997
             (incorporated by reference to Exhibit 10.14 of the Company's 1997 Third Quarter 10-QSB).
      21.1   Subsidiaries of the Registrant (incorporated by reference to the Company's 1996 Annual Report).
23(a)        Consent of Ernst & Young LLP.*
      27.1   Financial Data Schedule.*

---------------
* Filed herewith.

  (a) Reports on Form 8-K:

     On December 17, 1997, the Company filed a Current Report on Form 8-K in which the Company announced an estimated charge to earnings as a result of accounts receivable adjustments and a potential inventory write-down as a result of a decline in world-wide prices for copper, the Company's principal raw material.

     On December 18, 1997, the Company filed a Current Report on Form 8-K in connection with the change of independent accountants from Coopers & Lybrand LLP to Ernst & Young LLP.

                              AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS















                         CONNECTIVITY TECHNOLOGIES INC.










                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                         CONNECTIVITY TECHNOLOGIES INC.
                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                    CONTENTS

Report of Independent Auditors (by Ernst & Young LLP).......  F-1
Report of Independent Accountants
  (by Coopers & Lybrand LLP)................................  F-2

Audited Consolidated Financial Statements
Consolidated Balance Sheet..................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Connectivity Technologies Inc.

     We have audited the accompanying consolidated balance sheet of Connectivity Technologies Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connectivity Technologies Inc. at December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred a significant operating loss in 1997 and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with banks. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in
Note 1. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
                                            /S/  ERNST & YOUNG LLP

Boston, Massachusetts
June 5, 1998, except for Note 19,
  as to which the date is June 30, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Connectivity Technologies Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Connectivity Technologies Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows of Connectivity Technologies Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

     Other than for the reclassification for the discontinued operations as discussed in Note 4, our audit report is based on the facts and conditions that existed at February 24, 1997.
                                            /S/  COOPERS & LYBRAND LLP

Detroit, Michigan
February 24, 1997, except Note 4,
  for which the date is June 4, 1997

                         CONNECTIVITY TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997

ASSETS
Current assets:
     Cash...................................................  $     160,104
     Marketable securities..................................      3,127,012
     Accounts receivable:
          Trade, less allowances of $168,000................      5,883,728
          Other.............................................        119,093
     Inventories, net.......................................      2,322,720
     Prepaid expenses and other current assets..............        190,287
     Current assets held for sale...........................      6,056,520
                                                              -------------
               Total current assets.........................     17,859,464
     Property, plant and equipment, net.....................      6,593,167
     Deposits and other noncurrent assets...................         95,105
     Goodwill and intangible assets.........................      6,514,908
     Noncurrent assets held for sale........................      4,022,938
                                                              -------------
               Total assets.................................  $  35,085,582
                                                              =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Long-term debt, in default.............................  $  18,300,000
     Trade accounts payable.................................      5,104,598
     Accrued compensation and commissions...................        447,651
     Taxes payable..........................................      3,356,314
     Accrued liabilities....................................      3,335,989
                                                              -------------
               Total current liabilities....................     30,544,552
Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none outstanding Series B common stock,
     $.04 par value, 750,000 shares authorized, none
     outstanding
     Common Stock, $.04 par value, 20,000,000 shares
      authorized, 5,771,857 shares issued, 5,565,256 shares
      outstanding...........................................        230,874
     Additional paid in capital.............................    109,336,244
     Accumulated deficit....................................   (105,635,869)
     Less 206,601 shares in treasury, at cost...............         (8,264)
     Unrealized gain on marketable securities, net of income
      taxes of $411,001.....................................        618,045
                                                              -------------
               Total stockholders' equity...................      4,541,030
                                                              -------------
               Total liabilities and stockholders' equity...  $  35,085,582
                                                              =============

                            See accompanying notes.

                         CONNECTIVITY TECHNOLOGIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                                 1997           1996
                                                              -----------   ------------
Net sales...................................................  $41,707,988   $ 20,318,996
Cost of goods sold..........................................   35,393,009     14,499,866
                                                              -----------   ------------
          Gross profit......................................    6,314,979      5,819,130
Selling, general and administrative expenses................   10,441,178      5,111,292
                                                              -----------   ------------
          Operating income (loss)...........................   (4,126,199)       707,838
Other income (expense):
     Interest income........................................       31,220        335,365
     Interest expense.......................................   (2,395,038)    (1,368,323)
     Other..................................................       39,247         65,077
                                                              -----------   ------------
          Loss from continuing operations before income
            taxes...........................................   (6,450,770)      (260,043)
Provision for income taxes..................................    7,993,424         13,990
                                                              -----------   ------------
          Loss from continuing operations...................  (14,444,194)      (274,033)
Discontinued operations:
     Income from discontinued operations, net of income
      taxes of $194,269 in 1997 and $620,262 in 1996........      292,132        633,193
     Gain on sale of discontinued operations, net of income
      taxes of $6,398,995...................................    5,056,555
                                                              -----------   ------------
          Income from discontinued operations...............    5,348,687        633,193
                                                              -----------   ------------
Net income (loss)...........................................  $(9,095,507)  $    359,160
                                                              ===========   ============
Weighted average shares outstanding.........................    5,565,272      5,508,057
                                                              ===========   ============
Earnings (loss) per share:
     Continuing operations..................................  $     (2.60)  $       (.05)
     Discontinued operations................................          .96            .11
                                                              -----------   ------------
                                                              $     (1.64)  $        .06
                                                              ===========   ============

                            See accompanying notes.

                         CONNECTIVITY TECHNOLOGIES INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                  UNREALIZED
                                       COMMON STOCK         ADDITIONAL                       TREASURY STOCK        GAIN ON
                                  ----------------------     PAID-IN       ACCUMULATED    ---------------------   MARKETABLE
                                    SHARES       AMOUNT      CAPITAL         DEFICIT        SHARES      AMOUNT    SECURITIES
                                  -----------   --------   ------------   -------------   -----------   -------   ----------
Balance at January 1, 1996......   21,492,902   $221,127   $108,741,543   $ (96,899,522)      206,601   $(8,264)   $     --
    Net income..................                                                359,160
    Stock options and warrants
      exercised.................      975,000      9,750        595,249
    Reverse stock split.........  (16,695,976)
                                  -----------   --------   ------------   -------------   -----------   -------    --------
Balance at December 31, 1996....    5,771,926    230,877    109,336,792     (96,540,362)      206,601   (8,264)          --
Net loss........................                                             (9,095,507)
    Unrealized gain on
      marketable securities, net
      of income taxes...........                                                                                    618,045
    Shares repurchased and
      retired...................          (69)        (3)          (548)
                                  -----------   --------   ------------   -------------   -----------   -------    --------
Balance at December 31, 1997....    5,771,857   $230,874   $109,336,244   $(105,635,869)      206,601   $(8,264)   $618,045
                                  ===========   ========   ============   =============   ===========   =======    ========


                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                  -------------
Balance at January 1, 1996......   $12,054,884
    Net income..................       359,160
    Stock options and warrants
      exercised.................       604,999
    Reverse stock split.........            --
                                   -----------
Balance at December 31, 1996....    13,019,043
Net loss........................    (9,095,507)
    Unrealized gain on
      marketable securities, net
      of income taxes...........       618,045
    Shares repurchased and
      retired...................          (551)
                                   -----------
Balance at December 31, 1997....   $ 4,541,030
                                   ===========

                            See accompanying notes.

                         CONNECTIVITY TECHNOLOGIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                                  1997          1996
                                                              ------------   -----------
Cash flows from operating activities:
Loss from continuing operations.............................  $(14,444,194)  $  (274,033)
Continuing Operations:
Adjustments to reconcile net loss to cash provided by (used
  in) operating activities:
     Debt issuance costs....................................       458,311
     Depreciation and amortization..........................     1,703,230       931,537
     Deferred income taxes..................................     9,488,583       459,252
     Changes in assets and liabilities:
          Accounts receivable, net..........................    (3,386,801)      527,483
          Inventory, net....................................      (173,865)     (707,198)
          Prepaid expenses and other current assets.........        25,200       996,315
          Trade accounts payable............................       733,303      (515,858)
          Taxes payable and accrued liabilities.............      (211,620)     (332,957)
          Other.............................................        90,411        10,566
                                                              ------------   -----------
               Net cash provided by (used in) continuing
                operations..................................    (5,717,442)    1,095,107
Discontinued Operations:
Income, net of income taxes.................................       292,132       633,193
Adjustment to reconcile net loss to cash provided by (used
  in) discontinued operations:
     Depreciation and amortization..........................       118,496       126,906
     Deferred income taxes..................................     1,633,050
     Changes in assets and liabilities:
          Accounts receivable, net..........................    (2,846,593)     (867,778)
          Inventory, net....................................       123,357      (233,495)
          Prepaid expenses and other current assets.........       (39,689)      (19,127)
          Trade accounts payable............................     1,889,502      (833,875)
          Accrued liabilities...............................      (271,633)      146,134
          Other.............................................       (12,280)       (7,123)
                                                              ------------   -----------
                                                                (1,157,336)   (1,815,264)
                                                              ------------   -----------
               Net cash provided by (used in) discontinued
                operations..................................       886,342    (1,055,165)
                                                              ------------   -----------
Net cash provided by (used in) operating activities.........    (4,831,100)       39,942
Cash flows from investing activities:
     Proceeds from disposal of discontinued operations, net
      of transaction costs..................................    25,460,698
     Purchases of property, plant and equipment.............    (2,031,040)   (1,490,507)
     Purchases of property, plant and equipment by
      discontinued operations...............................      (224,246)     (230,330)
     Purchases of marketable securities.....................    (1,779,059)
     Maturities of marketable securities....................     2,671,034     9,869,666
     Acquisition of Connectivity Products, Inc., net of cash
      acquired of $756,170..................................                  (7,233,830)
     Acquisition of option of Signal ($629,182) and other
      intangible assets.....................................                    (655,815)
                                                              ------------   -----------
               Net cash provided by investing activities....    24,097,387       259,184
Cash flows from financing activities:
     Proceeds from long-term borrowings.....................    13,405,000
     Repayment of long-term borrowings......................   (32,655,000)     (850,000)
     Other..................................................          (551)
     Stock options exercised................................                     604,999
                                                              ------------   -----------
               Net cash used in financing activities........   (19,250,551)     (245,001)
                                                              ------------   -----------
Net increase in cash and cash equivalents...................        15,736        54,125
Cash and cash equivalents at beginning of year..............       230,107       175,982
                                                              ------------   -----------

                         CONNECTIVITY TECHNOLOGIES INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                                  1997          1996
                                                              ------------   -----------
Cash and cash equivalents at end of year:
     Held for sale..........................................  $     85,739
     Other..................................................       160,104   $   230,107
                                                              ------------   -----------
Cash and cash equivalents at end of year....................  $    245,843   $   230,107
                                                              ============   ===========
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
     Income taxes...........................................  $    225,000   $    63,000
                                                              ============   ===========
     Interest...............................................  $  2,935,000   $ 1,650,000
                                                              ============   ===========

                            See accompanying notes.

                         CONNECTIVITY TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

     Connectivity Technologies Inc. (CTI, or the Company) owns 85 percent of the outstanding common stock of Connectivity Products Incorporated (CPI). The primary business of CPI is the manufacture and assembly of wire and cable products. Principal manufacturing markets include security, factory automation, signal and sound.

DESCRIPTION OF ENERGY ELECTRIC CABLE DIVISION

     Energy Electric Cable (EEC), a division of CPI, distributed a full line of wire and cable products for the computer networking market and the security, signal and sound markets. Effective June 30, 1997, CPI sold substantially all of the assets and liabilities of EEC to Anicom, Inc. (Anicom). EEC represented a separate line of business and, accordingly, the results of its operations have been reported as discontinued operations for all periods presented. Refer to
Note 4 for additional information regarding these discontinued operations.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of CTI and its 85 percent owned subsidiary, CPI. All significant intercompany accounts have been eliminated in consolidation.

GOING CONCERN MATTERS

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a significant operating loss in 1997 and has a working capital deficiency. Also as further described in Note 11, the Company was not in compliance with the covenants of its revolving credit facility at December 31, 1997 and to date had received advances in excess of those allowable under the terms of the revolving credit facility. In addition, the revolving credit facility was amended in 1998 whereunder, among other items, all amounts outstanding are due in July 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans to resolve these matters presently include the sale of the Company's Energy Electric Assembly (EEA) division (see Note 5). If a sale is successfully consummated, the proceeds from the sale would be applied against the outstanding balance due under the revolving credit facility and the Company would seek to refinance or amend its credit facility in order to extend the repayment terms. In addition, the Company has recently formed a new management team and is currently making changes to its operations in order to improve profitability and to generate sufficient cash flow to meet its obligations. Operational changes include, but are not limited to, focusing solely on the BSCC division, the installation of new machinery which will augment existing product lines and the implementation of a new costing system which should enable the Company to better analyze the profitability of its product lines.

     There can be no assurance that management will be successful in its efforts to sell the EEA division at a price acceptable to the Board of Directors. Further, there can be no assurance that management will be successful in its efforts to refinance or amend its credit facility at commercially available rates and with favorable repayment terms, or carry out its operational plan. If the Company's efforts are not successful, the lenders would be in a position to commence legal proceedings against the Company for the repayment of the entire debt, plus certain amounts, and to proceed against the Company's assets. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                         CONNECTIVITY TECHNOLOGIES INC.

REVERSE STOCK SPLIT

     On December 4, 1996, the Company's Board of Directors approved a 1-for-4 reverse stock split of common shares. Other than information included in the Statement of Stockholders' Equity, all common share and per common share amounts included in the accompanying consolidated financial statements and notes thereto have been retroactively restated to give effect to this 1-for-4 reverse stock split.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     All bank time deposits, commercial paper and certificates of deposit with an original maturity of three months or less are considered to be cash equivalents.

MARKETABLE SECURITIES

     Under the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), the Company has classified its investments in Anicom, Inc. and United States treasury bills as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. To the extent earned, interest and dividends on investments classified as available-for-sale are included in investment income. The carrying value of the United States treasury bills approximates fair value.

     At December 31, 1997, the Company had a gross unrealized gain of approximately $1,029,000 relating to the investment in Anicom stock. At June 5, 1998, the gross unrealized gain declined to approximately $550,000.

INVENTORIES

     Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. Inventory costs include materials, direct labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the individual assets (5 to 12 years for equipment and 3 to 10 years for leasehold improvements). Cost of major renewals and additions are capitalized, while expenditures for repairs and maintenance costs are expensed as incurred. Upon retirement or disposal of property, plant and equipment, the cost and accumulated depreciation or amortization are removed from the accounts, and any gain or loss is included in the determination of net income.

INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill. Periodically, management assesses whether there has been an impairment in the carrying value of the intangible assets. If facts and circumstances indicate that the Company's intangible assets might be impaired, the estimated future undiscounted cash flows associated with the intangible asset would be compared to its carrying amount to determine if an adjustment to fair value is necessary.

                         CONNECTIVITY TECHNOLOGIES INC.

     As described in Note 1, there is substantial doubt about the Company's ability to continue as a going concern. The Company has undertaken a number of initiatives to alleviate the doubt and there can be no assurance that the Company will be able to successfully carry out these initiatives. If not successful, the Company may be required to recognize an impairment loss on the goodwill associated with one or both of its divisions.

     The Company amortizes its intangible assets over their estimated useful lives, which range from 5 to 25 years, principally 25 years.

INCOME TAXES

     In accordance with FASB Statement No. 109, Accounting for Income Taxes, the liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. When appropriate, deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.

     Concurrent with the sale of substantially all of the assets and liabilities of EEC to Anicom (see Note 4), the Company entered into a supply agreement with Anicom. Pursuant to this agreement, Anicom agreed to purchase a specified amount of wire and cable products manufactured by the Company through July 11, 2002. Approximately 15% of the Company's revenues for the year ended December 31, 1997 and 28% of the Company's accounts receivable, including receivable amounts classified as current assets held for sale, at December 31, 1997 arose from this one customer, Anicom.

     The Company performs credit evaluations on all new customers and generally does not require collateral.

STOCK BASED COMPENSATION

     The Company grants stock options and warrants of shares to employees with an exercise price equal to the fair market value of the shares at the grant date. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

REVENUE RECOGNITION

     Revenue from sale of product is recognized at the time of shipment.

EARNINGS PER SHARE

     In 1997, the Company adopted FASB Statement No. 128, Earnings per Share (FAS 128). FAS 128 replaces the calculation of primary and fully diluted earnings per share (EPS), with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options and warrants. Dilutive EPS is very similar to the previously reported fully diluted EPS. EPS amounts for all periods have been restated to conform to the FAS 128 requirements. In accordance with FAS 128, the Company has excluded from its EPS calculations the dilutive effects of options and warrants because the Company has incurred a loss from continuing operations for 1997 and 1996.

                         CONNECTIVITY TECHNOLOGIES INC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. FAS 130 requires that items to be recorded in comprehensive income, which include unrealized gains/losses on marketable securities classified as available-for-sale, be displayed with the same prominence as other financial statement items. FAS 130 is required to be adopted in the Company's financial statements beginning in the first quarter of 1998.

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131). FAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is required to be adopted in the Company's financial statements for the year ending December 31, 1998. The adoption of FAS 131 will have no impact on the Company's financial results or financial condition, but may result in certain additional disclosures of segment information.

RECLASSIFICATIONS

     Certain amounts reported in the previous year have been reclassified to conform to the 1997 presentation.

3.  ACQUISITION OF CONNECTIVITY PRODUCTS INCORPORATED

     On May 31, 1996, CTI acquired for $7.99 million in cash, 85% of the outstanding common stock of CPI. The consolidated financial statements of the Company include the operating results of CPI since the date of acquisition. At the time of the acquisition, the primary business of CPI included the distribution of a full line of wire and cable products for the computer networking market and the security, signal and sound markets. The stock acquisition has been accounted for as a purchase and the purchase price was allocated as follows:

Current assets (including deferred taxes of $1,945,766).....  $30,167,738
Property, plant and equipment...............................    6,100,694
Deferred taxes ($10,046,119) and other assets...............   10,382,754
Goodwill and intangible assets..............................   14,547,320
                                                              -----------
                                                               61,198,506
Liabilities assumed.........................................  (53,828,816)
Notes receivable from minority stockholder..................      620,310
                                                              -----------
                                                              $ 7,990,000
                                                              ===========

     The goodwill resulting from the above acquisition is being amortized over 25 years. Unaudited pro forma results of operations for the year ended December 31, 1996, including the pro forma effects of discontinued operations, as if the acquisition had occurred at January 1, 1996 are as follows:

                                     CONTINUING     DISCONTINUED
                                     OPERATIONS      OPERATIONS        TOTAL
                                     -----------    ------------    -----------
                                                    (Unaudited)
Net sales..........................  $35,830,194    $61,434,304     $97,264,498
Income before income taxes.........       51,174      1,755,538       1,806,712
Net income.........................       28,316        739,416         767,732
Basic earnings per share...........  $       .01    $       .13     $       .14
Diluted earnings per share.........          .01            .12             .13

                         CONNECTIVITY TECHNOLOGIES INC.

     The above pro forma information does not purport to represent the Company's results of operations that would have been attained had the above acquisition in fact occurred at the beginning of the period indicated or to project the Company's results for any future period.

     In connection with the acquisition, CTI granted the CPI minority stockholders (Stockholders) the option to require CTI to purchase (put) their remaining common stock of CPI, and each Stockholder granted CTI the option to purchase (call) the remaining outstanding stock. The put and call purchase price is based on a formula which is tied to the market value of CTI's common stock at the date of sale. These options are exercisable on November 30, 2000, May 31, 2001 and November 30, 2001 in an amount on each option date equal to one-third of the outstanding stock (on a cumulative basis). There are limitations on the Stockholders' ability to sell their common stock.

     Immediately prior to CTI's stock acquisition, CPI redeemed, on a pro rata basis, 1,274 shares of its common stock for $7.6 million in cash, a $6 million subordinated note, $3 million subordinated contingent notes and forgiveness of $2 million of stockholder notes.

     Payment under the subordinated contingent note was payable in the event the Company met an earnings related threshold for the two years ended December 31, 1997. The agreed-upon threshold has not been attained. Accordingly, no payments are required to be made by the Company pursuant to these subordinated contingent note agreements.

4.  DISCONTINUED OPERATIONS

     On June 4, 1997, the Board of Directors authorized the Company to pursue the potential sale of its Energy Electric Cable division. Effective June 30, 1997, CPI sold substantially all of the assets and liabilities of EEC to Anicom for consideration consisting of $27 million in cash and 190,476 shares of Anicom stock, valued at $2 million. Under the terms of the sale, the Anicom stock is to be held in escrow until July 11, 1998. As discussed in Note 2, concurrent with the EEC disposition, the Company entered into a five year supply agreement with Anicom.

     EEC represented a separate line of business and, accordingly, the net operating results of its operations have been reported, net of applicable income taxes, as discontinued operations for all periods presented. The Company allocated approximately $283,000 and $600,000 of interest expense in determining income from discontinued operations for the years ended December 31, 1997 and 1996, respectively. Interest expense was allocated based on the proportionate share of EEC's net assets to the total net assets and consolidated debt of the Company. The Company recorded a gain in 1997, net of applicable income taxes, of $5.1 million on the sale of EEC.

     Summarized financial information for EEC is as follows:

                                                      1997(1)        1996(2)
                                                    -----------    -----------
                                                           (Unaudited)
Net sales.......................................    $34,631,928    $36,378,959
Income, net of income taxes.....................        292,132        633,193

---------------

(1) Includes activity from January 1, 1997 through June 30, 1997 (date of disposition).
(2) Includes activity from May 31, 1996 (date of acquisition) through December 31, 1996.

                         CONNECTIVITY TECHNOLOGIES INC.

5.  ASSETS HELD FOR SALE

     In February 1998, the Board of Directors authorized the Company to pursue the potential sale of its Energy Electric Assembly division. Accordingly, the Company has presented the net assets of this division as "assets held for sale" which have been classified as current and noncurrent. The components of assets held for sale as of December 31, 1997 are as follows:

Current assets:
     Cash...................................................  $    85,739
     Accounts receivable, less allowances of $153,000.......    3,128,890
     Inventories:
          Raw material......................................    2,791,671
          Work-in-process...................................       16,524
                                                              -----------
                                                                2,808,195
     Prepaid expenses and other assets......................       33,696
                                                              -----------
               Total current assets held for sale...........    6,056,520
Noncurrent assets:
     Property, plant and equipment:
          Machinery and equipment...........................      293,635
          Office equipment..................................      255,036
          Leasehold improvements............................       17,376
                                                              -----------
                                                                  566,047
Less accumulated depreciation and amortization..............      105,896
                                                              -----------
Net property, plant and equipment...........................      460,151
Deposits and other assets...................................       15,630
          Goodwill..........................................    3,547,157
                                                              -----------
               Total noncurrent assets held for sale........    4,022,938
                                                              -----------
               Total assets held for sale...................  $10,079,458
                                                              ===========

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following components at December 31, 1997:

Machinery and equipment.....................................  $7,394,463
Transportation equipment....................................      94,821
Office equipment............................................     113,119
Leasehold improvements......................................     411,664
Capital lease...............................................      46,657
                                                              ----------
                                                               8,060,724
          Less accumulated depreciation and amortization....   1,467,557
                                                              ----------
                                                              $6,593,167
                                                              ==========

     Depreciation expense approximated $1,175,000 (including approximately $118,000 related to discontinued operations) and $645,000 (including approximately $126,000 related to discontinued operations), respectively, for the years ended December 31, 1997 and 1996.

                         CONNECTIVITY TECHNOLOGIES INC.

7.  MARKETABLE SECURITIES

     The following is a summary of available-for-sale marketable securities at December 31, 1997:

                                                  AVAILABLE-FOR-SALE MARKETABLE SECURITIES
                                            ----------------------------------------------------
                                                            GROSS         GROSS
                                                          UNREALIZED    UNREALIZED    ESTIMATED
                                               COST         GAINS         LOSSES      FAIR VALUE
                                            ----------    ----------    ----------    ----------
Investment in Anicom, Inc.................  $2,000,000    $1,029,046    $       --    $3,029,046
U.S. Treasury Bills -- due in April
  1998....................................      97,966            --            --        97,966
                                            ----------    ----------    ----------    ----------
                                            $2,097,966    $1,029,046    $       --    $3,127,012
                                            ==========    ==========    ==========    ==========

     There were no realized gains or losses on available-for-sale securities in 1997 or 1996.

8.  INVENTORIES

     Inventory consists of the following components at December 31, 1997:

Raw materials...............................................  $  971,596
Work-in-process.............................................     320,101
Finished goods..............................................   1,031,023
                                                              ----------
                                                              $2,322,720
                                                              ==========

9.  INTANGIBLE ASSETS

     Intangible assets consist of the following components at December 31, 1997:

Goodwill....................................................  $6,926,849
Non compete covenant........................................     150,000
                                                              ----------
                                                               7,076,849
               Less accumulated amortization................     561,941
                                                              ----------
Net intangible assets.......................................  $6,514,908
                                                              ==========

10.  LEASES

     CTI leases its facilities and certain shop equipment, vehicles and office equipment under various operating leases which expire on various dates through 2004. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     Future minimum commitments under operating leases with non-cancelable terms of one or more years are as follows at December 31, 1997:

1998........................................................  $  804,381
1999........................................................     808,924
2000........................................................     577,634
2001........................................................     430,086
2002........................................................     330,798
Thereafter..................................................     387,611
                                                              ----------
                                                              $3,339,434
                                                              ==========

     Rent expense amounted to approximately $1,200,000 (including approximately $403,000 related to discontinued operations) and $1,181,000 (including approximately $496,000 related to discontinued operations) for the years ended December 31, 1997 and 1996, respectively.

                         CONNECTIVITY TECHNOLOGIES INC.

11.  DEBT, IN DEFAULT

     Debt consists of the following components:

Revolving credit and term loan facility, in default.........  $12,300,000
Subordinated notes, in default..............................    6,000,000
                                                              -----------
                                                              $18,300,000
                                                              ===========

REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENT

  1998 Transactions

     On June 2, 1998, the Company amended its revolving credit and term loan facility (the Amended Revolver). Under the terms of the Amended Revolver, all amounts then outstanding under the Revolver (as described below) became an amount outstanding under the Amended Revolver and the maximum available borrowings were reduced from $30 million to $20 million, but availability could be further limited. Availability under the Amended Revolver is based on a percentage of eligible accounts receivable, inventory, the value of the Anicom stock and equipment. The Amended Revolver matures in July 1998. Interest charged by the Amended Revolver is payable quarterly at the base rate (defined as the higher of (a) the bank's prime rate or (b) 1/2 percent above the Federal Funds
Rate) plus 1.00%. Accordingly, the base rate approximated 8.5% at December 31, 1997. Under the Amended Revolver, financial covenants consist of minimum EBITDA and a limit on capital expenditures.

  Description of Revolver at December 31, 1997

     Through December 31, 1997, the Company had a $30 million revolving credit and term loan facility (the Revolver) which consisted of a $12 million revolving credit facility, a $12 million term loan and a $6 million line of credit and was scheduled to mature on May 31, 2002. Maximum borrowings available under the Revolver were limited to $30 million, but availability under the facility could be further limited. The amount of availability is determined via reference to specified percentages of eligible inventory, accounts receivable and EBITDA. At December 31, 1997, the Company had received approximately $8 million of advances that exceeded the advances allowable per the formula provided for in the Revolver.

     Amounts advanced under the revolving portion of the Revolver totaled $600,000 at December 31, 1997 and were based on a percentage of eligible inventory and accounts receivable (subject to the overall limitation as described above).

     Amounts advanced under the term loan totaled $11,700,000 at December 31, 1997. The term loan was due in quarterly installments of $150,000 to $1,800,000 through May 31, 2002 (see terms of the Amended Revolver above).

     The line of credit was to be used for qualified capital expenditures and acquisitions. Advances under the line of credit were due to mature on May 31, 1998. No amounts were outstanding under the line of credit at December 31, 1997.

     Interest under the credit facility is payable at various dates and accrues interest based on various LIBOR rates (5.94% at December 31, 1997) plus 2.25%. In addition, the Company is subject to commitment fees ranging from .375% to
 .5%. Borrowings under the Revolver are collateralized by substantially all the assets of the Company.

     The Revolver contains various covenants related to, among other items, maintenance of minimum consolidated net worth, maintenance of a maximum ratio of senior debt (and total debt) to EBITDA (as defined) and maintenance of minimum interest and fixed charges coverage ratios (as defined), as well as covenants restricting CPI's ability to make capital expenditures in excess of stated amounts, incur indebted-

                         CONNECTIVITY TECHNOLOGIES INC.

ness, pay dividends on or purchase, redeem or otherwise acquire its capital stock, or, in certain cases, merge or purchase assets or stock of another entity (see terms of the Amended Revolver above).

SUBORDINATED NOTES

     The subordinated notes payable resulted from the redemption of stock in connection with the acquisition of CPI (see Note 3). Interest accrues at a rate of 10 percent per annum and is payable quarterly; principal is due on May 31, 2003. In order to facilitate the amendment to the Revolver, the subordinated note holders have waived their rights to receive scheduled interest or principal payments until the earlier of (i) the sale of the EEA division resulting in net cash proceeds of at least $10 million or (ii) the date on which the overadvance amount described above is equal to zero. The subordinated notes contain covenants similar to those contained in the revolving credit facility. Accordingly, the Company has violated these covenants as well.

CLASSIFICATION

     At December 31, 1997, the Company had violated covenants included in all of its debt arrangements and in June 1998 the Revolver was amended whereby amounts outstanding under the Amended Revolver are due in July 1998. Accordingly, the Company has classified all of its debt as current.

DEFERRED DEBT ISSUANCE COSTS

     The Company has deemed the unamortized value of the deferred debt issuance costs at December 31, 1997 (approximately $460,000) to be impaired as a result of the accelerated maturity date provided for in the amended Revolver and has reduced the carrying amount of such costs to zero.

12.  INCOME TAXES

     The components of the provision for income taxes from continuing and discontinued operations are as follows:

                                                             YEAR ENDED DECEMBER 31
                                                            -------------------------
                  CONTINUING OPERATIONS:                       1997          1996
                  ----------------------                    -----------   -----------
Current:
     Federal..............................................  $(1,210,916)  $        --
     State................................................     (284,243)      (39,725)
                                                            -----------   -----------
                                                             (1,495,159)      (39,725)
Deferred:
     Federal..............................................    9,488,583        53,715
     State................................................           --            --
                                                            -----------   -----------
                                                              9,488,583        53,715
                                                            -----------   -----------
Total income taxes - continuing operations................    7,993,424        13,990
DISCONTINUED OPERATIONS:
Current:
     Federal..............................................    3,574,116             -
     State................................................    1,386,098       214,725
                                                            -----------   -----------
                                                              4,960,214       214,725

                         CONNECTIVITY TECHNOLOGIES INC.

                                                             YEAR ENDED DECEMBER 31
                                                            -------------------------
                                                               1997          1996
                                                            -----------   -----------
Deferred:
     Federal..............................................    1,633,050       405,537
     State................................................           --            --
                                                            -----------   -----------
                                                              1,633,050       405,537
                                                            -----------   -----------
Total income taxes -- discontinued operations.............    6,593,264       620,262
                                                            -----------   -----------
Total Income Taxes........................................  $14,586,688   $   634,252
                                                            ===========   ===========

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 are as follows:

Deferred tax liabilities:
     Depreciation...........................................  $  (832,842)
     Unrealized gains on marketable securities..............     (411,001)
                                                              -----------
Total deferred tax liabilities..............................   (1,243,843)
Deferred tax assets:
     Accounts receivable reserves...........................      111,033
     Inventory reserves.....................................      176,700
     Accrued expenses.......................................      875,653
     Net operating loss carryforwards.......................   28,039,336
     Tax credit carryforwards...............................    1,410,747
                                                              -----------
Total deferred tax assets...................................   30,613,469
Valuation allowance.........................................  (29,369,626)
                                                              -----------
Net deferred tax assets.....................................    1,243,843
                                                              -----------
Net deferred tax balance....................................  $        --
                                                              ===========

     Management is unable to conclude it is more likely than not the Company will realize its net deferred tax assets. Accordingly, the valuation allowance increased by approximately $9.9 million in 1997, due primarily to changes in judgment about future years operating results. This charge has been reflected in income from continuing operations.

     A reconciliation of the provision for income taxes for continuing operations to the amount computed using the federal statutory tax rate consists of the following:

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                                1997          1996
                                                             -----------    ---------
Loss from continuing operations before income taxes........  $(6,450,770)   $(260,043)
Tax benefit at statutory rate of 34%.......................  $(2,193,262)   $ (88,414)
State income tax benefit, net of federal benefit...........     (316,436)     (26,219)
Effect of permanent differences............................      148,257      128,623
Increase in valuation allowance............................    9,904,554           --
Expiration of tax credits..................................      589,253           --
Other......................................................     (138,942)          --
                                                             -----------    ---------
Provision for income taxes.................................  $ 7,993,424    $  13,990
                                                             ===========    =========

     At December 31, 1997, the Company has available approximately $82 million of net operating loss carryforwards and $1.4 million of tax credit carryforwards for federal tax purposes. Except as described below, these carryforwards may be used to offset future taxes on income, if any, and expire beginning in 1998 through 2010.

                         CONNECTIVITY TECHNOLOGIES INC.

     Should an ownership change of the Company occur, as defined under section 382 of the Internal Revenue Code (IRC), the Company could lose the ability to utilize some or all of these net operating loss carryforwards and tax credit carryforwards. The Company has determined that an ownership change has not occurred through December 31, 1997.

     The use of the Company's net operating losses is further limited by section 384 of the IRC. At the time of the acquisition of CPI by the Company, the fair value of the CPI assets acquired exceeded the associated tax basis. (This difference is referred to as "built-in-gain"). Net operating loss carryforwards currently may not be used to offset the portion of any gain that may be recognized upon the sale of CPI assets that was "built-in" at the date of acquisition.

     In this connection, net operating loss carryforwards were not available to offset the "built-in-gain" portion ($6.2 million) of the gain recognized on the 1997 sale of its EEC division assets (see Note 4). Additionally, the Company has decided to pursue the sale of its EEA division assets (see Note 5). The "built-in-gain" associated with EEA's assets is approximately $7.2 million.

     To the extent the Company is able to utilize net operating loss and tax credit carryforwards subsequent to December 31, 1997, the first $9.9 million of such amount recognized will be credited to operations and the recognition of any further amounts will be recorded with an offsetting reduction to goodwill.

13.  STOCKHOLDERS' EQUITY

OPTIONS

     The Company's stock incentive plans allow for the issuance of options to officers, directors, employees and consultants of CTI for the purchase of up to 1,275,000 shares of common stock. All options granted have an exercise price equal to 100 percent of the fair market value of the Company's common stock at the date of grant and vest over 2 to 5 years. No options are exercisable at December 31, 1997. Options granted expire 10 years after the date of the grant and the weighted average life of options outstanding at December 31, 1997 is 8.7 years. The Board of Directors may also issue nonqualified stock options with the exercise price and terms determined at the date of the grant.

     The following is a summary of stock option activity (restated for the 1-for-4 reverse stock split):

                                                            1997                     1996
                                                    ---------------------    ---------------------
                                                                 WEIGHTED                 WEIGHTED
                                                                 AVERAGE                  AVERAGE
                                                    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                                     OPTIONS      PRICE       OPTIONS      PRICE
                                                    ---------    --------    ---------    --------
Outstanding -- beginning of year..................   787,898      $6.79       406,250      $2.87
     Granted......................................   345,062       3.67       544,148       8.25
     Exercised....................................        --         --      (162,500)      1.89
     Forfeited or canceled........................  (271,953)      8.32            --         --
                                                    --------      -----      --------      -----
Outstanding -- end of year........................   861,007      $5.05       787,898      $6.79
                                                    ========      =====      ========      =====

                                                                 RANGE OF EXERCISE PRICES
                                                              ------------------------------
                                                              $2.88 - $4.25    $7.75 - $8.64
                                                              -------------    -------------
OPTIONS OUTSTANDING:
Number outstanding at December 31, 1997.....................     588,812          272,195
Weighted-average remaining contractual life (years).........         8.9              8.4
Weighted-average exercise price.............................         $3.61          $8.18

     At December 31, 1997, 201,493 options were available for issuance under the Company's stock incentive plans.

                         CONNECTIVITY TECHNOLOGIES INC.

     In July 1997, the Board approved the cancellation of 136,312 options with exercise prices ranging from $8.12 - $8.64 per common share and the issuance of 136,312 new options at $3.59 per common share (which represented the then fair market value of the Company's common stock at the date of re-issuance). In addition, in July 1997, the Board approved the repricing of 65,750 options with exercise prices ranging from $8.12 - $8.64 per common share to $3.59 per common share (which represented the then fair market value of the Company's common stock at the date of repricing).

WARRANTS

     The Company has issued to certain current and former members of its Board of Directors, officers and consultants to the Company, warrants to purchase shares of its common stock. The exercise price of the warrants is equal to the fair value of Company's common stock at the date of the grant. No warrants are exercisable at December 31, 1997. Warrants granted expire 10 years after the date of grant and the weighted average contractual life of the warrants outstanding at December 31, 1997 is 7.9 years. A summary of activities related to the warrants follows (restated for the 1-for-4 reverse stock split):

                                                          1997                       1996
                                               --------------------------  -------------------------
                                                              WEIGHTED                   WEIGHTED
                                                              AVERAGE                     AVERAGE
                                               NUMBER OF      EXERCISE     NUMBER OF     EXERCISE
                                               WARRANTS        PRICE       WARRANTS        PRICE
                                               ---------   --------------  ---------   -------------
Outstanding--beginning of year...............   451,250        $4.17        470,000        $3.54
     Granted.................................         -          -           62,500        8.12
     Exercised...............................         -          -          (81,250)       3.57
                                                -------    --------------   -------    -------------
Outstanding--end of year.....................   451,250        $4.17        451,250        $4.17
                                                =======    ==============   =======    =============
Price range per share of outstanding
  warrants...................................              $3.54 - $8.12               $3.54 - $8.12
                                                -------    --------------              -------------

FAS 123 DISCLOSURES

     As required by FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), the Company has estimated the weighted average fair values per share of options and warrants granted, during the years ended December 31, 1997 and 1996 to be $2.25 and $3.75, respectively. The fair values of options and warrants granted were estimated using the Black-Scholes model with the following assumptions:

                                                                1997    1996
                                                                ----    ----
Expected life (years).......................................       8       8
Expected stock price volatility.............................     50%     50%
Risk-free interest rate.....................................    6.06%   6.52%

     The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

     Had compensation expense for the Company's stock-based plans been accounted for using the fair value method prescribed by FAS 123, net loss and net loss per share would have been as follows:

                                                        1997         1996
                                                    ------------   ---------
Pro forma net loss................................  $(10,021,911)  $(481,153)
Pro forma net loss per share......................  $      (1.80)  $   (0.08)

     The effects of applying FAS 123 in the above pro forma disclosures are not indicative of future pro forma disclosures.

                         CONNECTIVITY TECHNOLOGIES INC.

COMMON STOCK RESERVED

     At December 31, 1997, the Company has reserved 1,513,750 shares of common stock for issuance upon the exercise of all outstanding warrants and options authorized but unexercised under the Company's stock option plans.

14.  EMPLOYMENT AND NONCOMPETE AGREEMENTS

     In connection with the stock acquisition of CPI by CTI, the Company entered into three-year employment agreements with four of the stockholders which are automatically renewed on an annual basis thereafter unless the stockholder's employment has been terminated. Under the terms of the agreements, each stockholder is to be paid a base salary of $175,000 per year plus an annual bonus (subject to a maximum amount equal to the base salary) equal to 5 percent of the amount by which adjusted bonus EBITDA (as defined in the employment agreements) exceeds adjusted bonus EBITDA for the prior year. All pay and benefits under the agreements shall cease upon voluntary termination or termination for cause.

     The adjusted bonus EBITDA threshold has not been attained. Accordingly, no payments are required to be made by the Company pursuant to the annual bonus provision of the employment agreements.

     During 1997, one of the stockholders agreed to reduce his base salary to $95,000 per year and two other of the stockholders terminated their employment.

     The employment agreements call for salary and benefit continuation in the event that the individual is unable to perform his duties by reason of illness or incapacity. In connection with the employment agreements, the stockholders have agreed not to compete with the Company through the later of May 31, 2001, or the second anniversary date that the employee ceases to be an employee of the Company.

15.  RELATED PARTY TRANSACTIONS

     On November 8, 1995, Beverly Hills Bancorp sold to Hudson River Capital LLC ("Hudson River," formerly Victory Capital LLC), its holdings of CTI shares owned directly and indirectly (1,185,000 shares) for $3.60 per share. Hudson River also purchased, or agreed to purchase, certain shares of CTI owned by Albert M. Zlotnick (432,750 shares) and Michael S. Berlin (62,062 shares) at $3.60 per share. CTI retained Albert M. Zlotnick as a consultant for a period of two years beginning December 1, 1995, at a rate of $15,000 per month. As of December 31, 1996, the Company has expensed and accrued for all 1997 consulting fees for Albert M. Zlotnick.

     As a result of this and other transactions, Hudson River and its affiliates hold approximately 33 percent of the outstanding common stock of the Company

     The Company rented office space from and made certain support personnel payments to a related company on a month-to-month basis. Total payments were $144,732 and $248,112 in 1997 and 1996, respectively. In addition, from January 1, 1996 to June 30, 1996, the Company rented additional space and made certain support personnel payments to Hudson River on a month-to-month basis at a monthly cost of $12,917.

     The Company incurred approximately $503,000 and $500,000 for legal services rendered in 1997 and 1996, respectively, by a law firm from which one of its partners is a director of CTI. At December 31, 1997, approximately $290,000 was payable to this law firm and is included in accrued liabilities.

     During 1996, CPI acquired for $629,182 an option to acquire 100 percent of the capital stock of Signal Sales Corp. (a company owned by a minority stockholder of CPI). The amount paid for the option was capitalized by the Company as goodwill. This goodwill pertained to the Company's EEC division (see
Note 4).

                         CONNECTIVITY TECHNOLOGIES INC.

     During 1997, the Company purchased equipment for $105,000 from two of its employees.

     In July 1997, as a bonus for assisting the Company to dispose of its EEC division, the Board of Directors voted to forgive the debt of two employees. Total forgiveness of debt, including imputed interest, amounted to approximately $760,000 and was netted against the gain from the sale of EEC (see Note 4).

16.  CONTINGENCIES

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, such proceedings will not, individually or in the aggregate, have a material adverse impact on the Company's financial position.

17.  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan which covers substantially all employees of the Company. The Company may make discretionary contributions to the plan. Employees may voluntarily contribute up to 15% of their compensation as allowable under section 401(k) of the Internal Revenue Code of 1974. The Company made discretionary contributions of approximately $35,000 and $33,000, respectively, to the plan for the years ended December 31, 1997 and 1996.

18.  FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash, Marketable Securities, Accounts Receivable, Accounts Payable, Revolving Credit and Term Loan: The carrying amounts reported in the balance sheet approximate fair value.

     Subordinated Note: It is not practicable to estimate the fair value of the subordinated note because comparable market information is not available.

     Interest Rate Swap: The fair value of the interest rate swap was obtained from dealer quotes. The fair value represents the amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates.

INTEREST RATE SWAP

     In December 1996, CPI entered into an interest rate swap agreement with the lending banks to eliminate the impact of changes in interest rates on a portion of its bank borrowings. Under the terms of the agreement (which expires in December 1999), CPI will receive (or remit) on a quarterly basis the difference between interest computed at a fixed rate of 5.98% on a notional principal amount of $7.5 million (reduced to $5 million in December 1998) and interest computed at various LIBOR rates, as established under the bank borrowing agreement. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

     While the Company is exposed to credit loss for the periodic settlement of amounts due under the agreement in the event of nonperformance by the counter-party, the Company does not anticipate nonperformance by this party.

     The fair value of this agreement representing the estimated amount that the Company would pay a third party assuming the Company's obligations under the interest rate agreement ceased at December 31, 1997, is approximately $12,500.

                         CONNECTIVITY TECHNOLOGIES INC.

19.  SUBSEQUENT EVENT

     On June 30, 1998, four stockholders of the Company assigned all of their rights, title and interest in their subordinated notes (approximately $3.4 million), outstanding common stock of CPI (64 shares, representing 8% of the total outstanding common stock of CPI) and outstanding stock options of CTI (114,705 options), to CPI and CTI.

     Since the Company is not currently aware of any matter for which it would assert a claim against these stockholders, the Company, in exchange for the consideration received, has agreed to not assert any claims concerning any matters against these stockholders.

     The finalization of this agreement is contingent upon consents from other third parties that are expected to be received by the Company in July 1998.

20.  FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

     In the fourth quarter of 1997, the Company recorded several significant adjustments as follows:

     Pre-tax adjustments increasing net loss from continuing operations:

Deferred tax valuation allowance increase...................  $(9,905,000)
Inventory adjustments.......................................   (2,340,000)
Accrued expenses increases..................................   (1,345,000)
Accounts receivable adjustments.............................     (649,000)
Other.......................................................     (208,000)
Pre-tax adjustment increasing income from discontinued
  operations:
Increase to gain on sale of EEC.............................  $ 3,483,000

     The Company is in the process of determining the effects of all significant fourth quarter adjustments on previously reported 1997 quarterly information.

     In addition, certain amounts previously reported in each of the three quarters ended September 30, 1997 reflected an inappropriate classification of net sales between continuing operations and discontinued operations. These amounts represent reclassifications only and have no impact on quarterly net income as previously reported.

     Upon the completion of the aforementioned analysis, the Company likely will amend prior interim financial information reported in one or more of the three quarters ended September 30, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 9, 1998                        CONNECTIVITY TECHNOLOGIES INC.

                                          By: /s/ JAMES M. HOPKINS
                                            ------------------------------------
                                            JAMES M. HOPKINS
                                              Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                         DATE
                ---------                                      -----                         ----

/s/ JAMES M. HOPKINS                        President, Chief Executive Officer and        July 9, 1998
------------------------------------------  Director
JAMES M. HOPKINS

/s/ RAMON D. ARDIZZONE                      Director                                      July 9, 1998
------------------------------------------
RAMON D. ARDIZZONE

/s/ CLARKE H. BAILEY                        Director                                      July 9, 1998
------------------------------------------
CLARKE H. BAILEY

/s/ DAVID R. FLOWERS                        Director                                      July 9, 1998
------------------------------------------
DAVID R. FLOWERS

/s/ HERBERT M. FRIEDMAN                     Director                                      July 9, 1998
------------------------------------------
HERBERT M. FRIEDMAN

/s/ STEPHEN P. KELBLEY                      Director                                      July 9, 1998
------------------------------------------
STEPHEN P. KELBLEY

/s/ GEORGE H. BUCKHAM                       Controller (Principal Accounting Officer)     July 9, 1998
------------------------------------------
GEORGE H. BUCKHAM

                               INDEX OF EXHIBITS

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
 -------                      ----------------------
23(a)      Consent of Ernst & Young LLP.
27.1       Financial Data Schedule.