Form 10-Q
period 1998-03-31
CONNECTIVITY TECHNOLOGIES INC
filed 1998-09-18
CIK 714399

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from

COMMISSION FILE NUMBER: 0-12113

                         CONNECTIVITY TECHNOLOGIES INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)

           Delaware                                     94-2691724
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    680 Mechanic Street, Leominster, MA 01453
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (978) 537-9138
                           ----------------------------
                           (Issuer's telephone number)r


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes                       No  X
                              -----                    -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,565,256 shares of Common Stock, par value. $.04 per share, outstanding as of September 1, 1998.

                         CONNECTIVITY TECHNOLOGIES INC.

                                      INDEX

                                                                      Page No.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheets
            as of March 31, 1998 and December 31, 1997 ...............    3

          Condensed Consolidated Statement of Operations
            for the Three Months Ended March 31, 1998 ................    4

          Condensed Consolidated Statement of Cash Flows
            for the Three Months Ended March 31, 1998 ................    5

          Notes to Condensed Consolidated Financial
            Statements ...............................................    6


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ......................   10

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ...........................   13

                         CONNECTIVITY TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                               ASSETS                           MARCH 31, 1998      DECEMBER 31, 1997
                                                                -------------------------------------
CURRENT ASSETS
  Cash                                                           $    117,544          $    245,843
  Marketable securities                                             2,812,249             3,127,012
  Accounts receivable:
    Trade, net                                                      5,143,671             5,883,728
    Other                                                              50,899               119,093
  Inventories, net                                                  2,650,558             2,322,720
  Prepaid expenses and other current assets                            66,531               190,287
  Current assets held for sale, net                                 4,840,491             5,171,851
                                                                 ----------------------------------

      Total current assets                                         15,681,943            17,060,534

Property, plant and equipment, net                                  6,900,478             6,593,167
Deposits and other noncurrent assets                                  156,322                95,105
Goodwill and intangible assets, net                                 6,438,148             6,514,908
Noncurrent assets held for sale                                     4,096,984             4,022,938
                                                                 ----------------------------------

        Total assets                                             $ 33,273,875          $ 34,286,652
                                                                 ==================================

                            LIABILITIES

CURRENT LIABILITIES
  Long term debt, in default                                     $ 16,300,000          $ 12,300,000
  Subordinated notes, in default                                    5,650,000             6,000,000
  Trade accounts payable                                            4,005,142             4,492,397
  Accrued compensation and commissions                                434,363               295,996
  Federal and state income taxes payable                              651,984             3,356,314
  Accrued liabilities                                               2,296,394             3,300,915
                                                                 ----------------------------------

      Total current liabilities                                    29,337,883            29,745,622


                       STOCKHOLDERS' EQUITY

Preferred stock - par value $.01 per share;
  authorized 10,000,000 shares, none issued
Series B Common Stock - par value $.04 per share;
  authorized 750,000 shares, none issued
Common Stock - par value $.04; authorized 20,000,000
  shares, outstanding 5,565,256 shares                                230,874               230,874
Additional paid-in capital                                        109,336,244           109,336,244
Accumulated deficit                                              (105,926,144)         (105,635,869)
Less 206,601 shares in treasury, at cost                               (8,264)               (8,264)
Unrealized gain on marketable security, net of income tax             303,282               618,045
                                                                 ----------------------------------

      Total stockholders' equity                                    3,935,992             4,541,030
                                                                 ----------------------------------

      Total liabilities and stockholders' equity                 $ 33,273,875          $ 34,286,652
                                                                 ==================================


See Accompanying Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


Net sales                                                   $11,803,705

Cost of goods sold                                            9,637,372
                                                            -----------

Gross profit                                                  2,166,333

Selling, general and administrative expenses                  2,054,633
                                                            -----------

Operating income                                                111,700

Other income (expense):
   Interest income                                                1,309
   Interest expense                                            (451,515)
   Other                                                         10,080
                                                            -----------
                                                               (440,126)

Loss from continuing operations                                (328,426)

Discontinued operations:
  Gain on sale, net of income taxes                              38,151
                                                            -----------

Net loss                                                    $  (290,275)
                                                            ===========


Basic and diluted income (loss) per share
    Continuing operations                                   $     (0.06)
    Discontinued operations                                        0.01
                                                            -----------
                                                            $     (0.05)
                                                            ===========

Weighted average shares outstanding                           5,565,256


See Accompanying Notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

OPERATING ACTIVITIES
     Loss from continuing operations                                   $  (328,426)
     Adjustments to reconcile loss from continuing operations to cash used in operating activities:
          Depreciation and amortization                                    404,314
          Changes in assets and liabilities:
           Accounts receivable, net                                        808,251
           Inventories, net                                               (327,838)
           Prepaid expenses, deposits, and other assets                     62,539
           Current assets held for sale, net                               331,360
           Trade accounts payable                                         (487,255)
           Federal and state income taxes payable                       (2,704,330)
           Accrued liabilities                                            (828,003)
                                                                       -----------
               Net cash used in operating activities                    (3,069,388)
                                                                       -----------

INVESTING ACTIVITIES
     Purchases of property, plant and equipment                           (570,546)
     Purchases of property, plant and equipment, held for sale            (138,365)
                                                                       -----------
               Net cash used in investing activities                      (708,911)
                                                                       -----------

FINANCING ACTIVITIES

     Proceeds from long-term borrowings                                  4,000,000
     Repayment of subordinated debt                                       (350,000)
                                                                       -----------
               Net cash provided by financing activities                 3,650,000
                                                                       -----------

Net decrease in cash                                                      (128,299)
Cash at beginning of period                                                245,843
                                                                       -----------

Cash at end of period                                                  $   117,544
                                                                       ===========



See Accompanying Notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


Note 1 - Condensed Consolidated Financial Statements

               The Condensed Consolidated Financial Statements included herein have been prepared by Connectivity Technologies Inc. ("CTI" or "the Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Regulation S-K and reflect, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the financial position and results of operations as of and for the periods indicated.

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

               These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in CTI's Annual Report on Form 10-KSB for the year ended December 31, 1997.

               The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss in 1997 and for the three months ended March 31, 1998 and has a working capital deficiency. Also, as further described in Note 4, the Company has negotiated an amendment to its revolving credit and term loan facility, under which, among other things, all amounts outstanding are to become due on November 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

               Management's plans to resolve these matters presently include the sale of the Company's Energy Electric Assembly (EEA) division (see note 6). A written offer has been received by the Company for EEA. If a sale is successfully consummated, the proceeds from the sale would be applied against the outstanding balance due under the revolving credit facility and the Company would seek to refinance or amend its credit facility in order to extend the repayment terms. In addition, the Company has recently formed a new management team and is currently making changes in its operations in order to improve profitability and to generate sufficient cash flow to meet its obligations. Operational changes include, but are not limited to, focusing solely on the BSCC division following the sale of EEA, the installation of new machinery which will augment existing product lines and the implementation of a new costing system which should enable the Company to better analyze the profitability of its product lines.

               There can be no assurance that management will be successful in its efforts to sell the EEA division at a price acceptable to the Board of Directors. Further, there can be no assurance that management will be successful in its efforts to refinance or amend its credit facility at commercially available rates and with favorable repayment terms, or carry out its operational plan. If the Company's efforts are not successful, the lenders would be in a position to commence legal proceedings against the Company for the repayment of the entire debt, plus certain amounts, and to proceed against the Company's assets. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


Note 2 - Comparative 1997 Financial Statements

               The accompanying condensed consolidated statements of operations and cash flows do not include comparative information for the corresponding period of the preceding year. The Company disclosed in its annual report on Form 10-KSB for the year ended December 31, 1997, that several significant adjustments, increasing the 1997 loss from continuing operations by approximately $14,447,000 and increasing the gain on sale of discontinued operations by approximately $3,483,000, were recorded during the fourth quarter of 1997. The Company is in the process of estimating the effect of these adjustments on previously reported results of operations for each quarter of 1997. When its analysis is complete, the Company will file an amended Form 10-Q for the quarter ended March 31, 1998, to present restated financial statements for the comparable 1997 quarter.


Note 3 - Nature of Operations and Basis of Presentation

               The primary business of the Company is the manufacture and sale of wire and cable products. The major market served by the Company is industrial (commercial and residential security, factory automation, traffic and transit signal control and audio systems).

               The Company's first quarter 1998 condensed consolidated financial statements include the accounts of CTI and operations of its 85% owned subsidiary (see Note 5) Connectivity Products Incorporated ("CPI"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                Certain reclassifications of amounts reported in the accompanying December 31, 1997, Condensed Consolidated Balance Sheet have been made to permit comparison with March 31, 1998 classifications.

Note 4 - Revolving Credit and Term Loan Facility

               On July 10, 1998, the Company's subsidiary, CPI, failed to make a required payment of approximately $5,000,000 due on its revolving credit and term loan facility. The loan balance was reduced by approximately $2,050,000 in August, 1998, with proceeds received from the sale of marketable securities. On September 1, 1998, CPI and its lenders finalized a Forbearance Agreement and Tenth Amendment (the "Agreement") to the existing loan agreement. Under the terms of the Agreement, the maximum principal balance was reduced from $20,000,000 to $17,946,680, reflecting the sale of the marketable securities discussed above. Proceeds from the sale of one of CPI's operating divisions also are to be used to repay outstanding borrowings (see note 6). The terms of the Agreement provide that it will expire on November 30, 1998, at which time all outstanding borrowings will become payable. Interest is to accrue at the bank's base rate (8.5% at September 1, 1998) plus 2%. The Agreement contains various financial and operating covenants, including meeting monthly minimum EBITDA requirements, maintaining the overadvance amount to certain predetermined levels, and limiting capital expenditures to a specific agreed upon amount. In the event of any default, interest is to accrue at the bank's base rate plus 6%.


Note 5 - Subordinated Debt

               On June 30, 1998, four stockholders of CPI assigned all of their rights, title and interest in their subordinated notes ($3,352,800 plus accrued interest of approximately $166,000), outstanding common stock of CPI (64 shares, representing 8% of the total outstanding common stock of CPI) and outstanding stock options of CTI (114,705 options) to CPI and CTI. In exchange, the Company has agreed not to assert any claims concerning any matters against these former stockholders. The agreement required consents, which were received in July 1998, from outside third parties.

               On August 26,1998 the Company entered into an agreement with another stockholder pursuant to which the stockholder transferred to CTI and CPI subordinated notes of $1,414,600 plus accrued interest of approximately $94,000,
33.7941 shares of common stock of CPI (representing 4.41% of the outstanding common shares of CPI), 90,669 stock options of CTI and cash of $325,000. This agreement required consents from outside third parties, which were received in September 1998.

               These agreements have reduced the balance of subordinated notes payable to $882,600 at August 26, 1998.

Note 6 - Assets Held for Sale

               The Company is currently negotiating the sale of its Energy Electric Assembly (EEA) division and, accordingly, has classified the assets of EEA as Assets Held for Sale in the accompanying condensed consolidated balance sheet. Net sales of the division approximated $3.7 million for the three months ended March 31, 1998. Net proceeds after income taxes received from the sale of the division are to be used to repay outstanding indebtedness.

Note 7 - Inventories

               Inventories consist of the following:

                                            March 31, 1998    December 31, 1997
                                            --------------    -----------------

               Raw materials                  $1,038,842         $  971,596
               Work in process                   803,942            320,101
               Finished goods                    807,774          1,031,023
                                              ----------         ----------

                                              $2,650,558         $2,322,720
                                              ==========         ==========

Note 8 - Comprehensive Income (Loss)

               As of January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 established new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. During the first quarter of 1998, total comprehensive loss amounted to $605,038 and consisted of the following:

                       Net loss                                     $(290,275)
                       Unrealized loss on marketable securities      (314,763)
                                                                    ----------

                                                                    $(605,038)
                                                                    ==========


Note 9 - Marketable Securities

               Marketable securities with a fair value of approximately $2,714,000 at March 31, 1998, were sold during August 1998. Net proceeds of approximately $2,050,000 received from the sale were used to reduce outstanding borrowings (see Note 4).


Note 10 - Discontinued Operations

               Income from discontinued operations of $38,151 recognized during 1998 resulted from the final settlement of the sale price of the Company's Energy Electric Cable division, which was sold in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 1998

The primary business of Connectivity Technologies Inc. (the "Company" or "CTI") is the manufacture and sale of wire and cable products. The major market served by the Company is industrial (commercial and residential security, factory automation, traffic and transit signal control and audio systems).

Before acquiring 85% of the common stock of Connectivity Products Incorporated ("CPI") as of May 31, 1996, the Company's principal activity consisted of seeking and evaluating candidates for acquisition. The Company's goals are to grow internally through capacity expansions and product line extensions.

RESULTS OF OPERATIONS

Operating results for the period ended March 31, 1997 are not available at the time of this filing (see Note 2 of Notes to Condensed Consolidated Financial Statements). When the information becomes available upon the Company's completion of its analysis of significant 1997 fourth quarter adjustments and the related effect on previously reported results of operations, this discussion will be amended to include a comparison of the results of operations for the quarter ended March 31, 1998, with those of the corresponding period of the preceding year. Because comparative information for the first quarter of 1997 is not available, the following discussion compares operations for the three months ended March 31, 1998, to the year ended December 31, 1997.

QUARTER ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Gross profit as a percent of net sales increased to 18.4% during the quarter from 15.1% for the preceding year. The increase is attributable principally to increased manufacturing efficiencies inherent in new machinery acquired and new manufacturing and scheduling processes implemented by management. Stabilization of copper prices over the three month period also are reflected in improved gross margin performance; whereas in 1997 decreases in copper commodity prices, which are directly related to sales prices, lowered gross margins.

Selling, general and administrative expense decreased to 17.4% of net sales for the three months ended March 31, 1998, compared to 25.0% for the year ended December 31, 1997. The decrease is attributable to a number of factors including bonuses and severance payments made to former management and directors in 1997; write off of deferred debt issuance costs of approximately $460,000 in 1997; greater professional fees in 1997; and cost-saving measures instituted by current management.

The average interest rate approximated 8.8% for the three months ended March 31, 1998, as compared to 8.6% for the year ended December 31, 1998. The increase in interest rates is attributable to a reduction in principal subject to preferential LIBOR rates during the three months ended March 31, 1998.

The Company has not recognized an income tax benefit on losses incurred in the current period because management is unable to conclude it is more likely than not that any such benefits will be realized in the future.

FINANCIAL CONDITION AND LIQUIDITY

The accompanying statement of cash flows for the three months ended March 31, 1998 reports cash used in operating activities of approximately $3,069,000. Included in the determination of cash flows from operating activities are tax payments of approximately $2,700,000 related to the taxable gain realized on the sale of its Energy Electric Cable division in 1997. This tax payment was financed with proceeds from long-term borrowings. Increased inventory levels resulted in approximately $328,000 of cash flows used in operating activities, primarily caused by an inventory build since December 31, 1997. This is a normal trend at March 31 as the Company reduced its inventory levels at December 31, 1997 in anticipation of a holiday plant shutdown and a physical inventory. Cash flows of approximately $808,000 were provided by a reduction of receivables at the BSCC division, primarily due to collection efforts. A decrease in assets held for sale, primarily attributable to a decrease in accounts receivable at EEA, due to collection efforts resulted in approximately $331,000 of cash flows provided by operating activities. The Company used approximately $487,000 in operating cash flows to reduce accounts payable as a concerted effort has been made to keep payments slightly below accepted trade terms. Decreased accrued liabilities used approximately $828,000 in operating cash flows, primarily caused by a change in paying a major copper vendor in cash.

Purchased manufacturing equipment for the BSCC division primarily accounted for approximately $571,000 of cash used in investing activities. As mentioned above, long-term borrowings of $2,700,000 were used for tax payments. In addition to the tax payments, long-term borrowings totaling $4,000,000 were used for the purchase of equipment, the repayment of subordinated debt, and for the financing of working capital.

As described in Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements, the Company has negotiated a Forbearance Agreement and tenth amendment to its revolving credit facility, which to date has been the Company's principal external source of capital. The terms of the new agreement extend the existing facility to November 30, 1998. The Company intends to enter into discussions with its lender regarding further financing beyond this date. However, no assurances can be given that the Company will be successful in obtaining financing with its current lender beyond November 30, 1998, or from any other source. If the Company is not successful obtaining other financing beyond November 30, 1998, the lenders would be in a position to commence legal proceedings against the Company for the repayment of the entire debt plus certain other amounts and to proceed against the Company's assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

At March 31, 1998 the Company had $5,650,000 of subordinated notes payable outstanding which had been issued in 1996 for the redemption of stock in connection with the acquisition of CPI. On June 30, 1998 four stockholders of the Company assigned all of their rights, title, and interest in their subordinated notes ($3,352,800), outstanding common stock of CPI (64 shares, representing 8% of the total outstanding common stock of CPI) and outstanding stock options of CTI (114,705 options) to CPI and CTI. The assignment was finalized in July 1998 upon receipt of required consents from outside third parties. On August 26, 1998, the Company entered into an agreement with another stockholder pursuant to which the stockholder transferred to CPI and CTI subordinated notes of $1,414,600, 33.7941 shares of common stock of CPI (representing 4.41% of the outstanding common shares of CPI), 90,669 outstanding stock options of CTI and cash of $325,000. This agreement required consents from outside third parties, which were received in September 1998. These agreements have reduced the balance of subordinated notes payable to $882,600 at August 26, 1998.


SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that were not historical facts may be forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by words such as "believes", "plans", "intends", and similar expressions. The Company cautions readers that these forward-looking statements are subject to a variety of risks and uncertainties that could cause the Company's actual results in the remainder of 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties are more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, general economic and business conditions affecting the industries of the Company's customers, competition from other manufacturers and assemblers that have greater financial, technical, and marketing resources than the Company, the Company's ability to adequately address its going concern issues in a timely matter including, without limitation, its ability to sell EEA, reduce its debt, and negotiate a longer term credit facility.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.             Description of Document
-----------             -----------------------

    27                  Financial Data Schedule

(b)  Reports on Form 8-K

          On February 13, 1998, the Registrant filed a Current Report on Form 8-K in connection with additional anticipated charges to earnings attributable to accounts receivable adjustments and an estimated inventory write-down for the year ended December 31, 1997. The Current Report on Form 8-K contained a copy of a news release announcing the charge to earnings.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CONNECTIVITY TECHNOLOGIES INC.

Date:   September 17, 1998          By: /s/  James M. Hopkins
                                        ----------------------------------------
                                        James M. Hopkins
                                        President and Chief Executive Officer
                                        (as a duly authorized officer of the
                                        Registrant)

                                    By: /s/ George H. Buckham
                                        ----------------------------------------
                                        George H. Buckham
                                        Corporate Controller and Secretary (as
                                        the principal accounting officer of the
                                        Registrant)