Form 10-Q
period 1998-06-30
CONNECTIVITY TECHNOLOGIES INC
filed 1998-09-18
CIK 714399

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                 (978) 537-9138
                           ---------------------------
                           (Issuer's telephone number)

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

                         CONNECTIVITY TECHNOLOGIES INC.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Balance Sheets
             as of June 30,1998 and December 31, 1997.................     3

           Condensed Consolidated Statement of Operations
             for the Three and Six Months Ended June 30, 1998.........     4

           Condensed Consolidated Statement of Cash Flows
             for the Six Months Ended June 30, 1998...................     5

           Notes to Condensed Consolidated Financial Statements.......     6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    10

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...........................    14


                         CONNECTIVITY TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                JUNE 30, 1998  DECEMBER 31, 1997
                                               --------------  -----------------
                      ASSETS
CURRENT ASSETS
 Cash                                          $     569,737     $     245,843
 Marketable securities                             2,833,331         3,127,012
 Accounts receivable:
  Trade, net                                       6,118,633         5,883,728
  Other                                               14,035           119,093
 Inventories, net                                  2,687,937         2,322,720
 Prepaid expenses and other current assets           147,567           190,287
 Current assets held for sale, net                 4,540,153         5,171,851
                                               -------------     -------------
   Total current assets                           16,911,393        17,060,534

Property, plant and equipment, net                 6,796,445         6,593,167
Deposits and other noncurrent assets                 118,890            95,105
Goodwill and intangible assets, net                6,361,388         6,514,908
Noncurrent assets held for sale                    4,051,890         4,022,938
                                               -------------     -------------
   Total assets                                $  34,240,006     $  34,286,652
                                               =============     =============

                   LIABILITIES

CURRENT LIABILITIES
 Long term, in default                           $17,655,000       $12,300,000
 Subordinated notes, in default                    5,650,000         6,000,000
 Trade accounts payable                            4,335,535         4,492,397
 Accrued compensation and commissions                448,153           295,996
 Federal and state income taxes payable              591,936         3,356,314
 Accrued liabilities                               1,342,061         3,300,915
                                               -------------     -------------
   Total current liabilities                      30,022,685        29,745,622

        STOCKHOLDERS' EQUITY

Preferred stock - par value $.01 per share;
 authorized 10,000,000 shares, none issued
Series B Common Stock -
 par value $.04 per share;
 authorized 750,000 shares, none issued
Common Stock - par value $.04;
 authorized 20,000,000 shares,
 outstanding 5,565,256 shares                        230,874           230,874
Additional paid-in capital                       109,336,244       109,336,244
Accumulated deficit                             (105,763,863)     (105,635,869)
Less 206,601 shares held in treasury, at cost         (8,264)           (8,264)
Unrealized gain on marketable security,
 net of income tax                                   422,330           618,045
                                               -------------     -------------
   Total stockholders' equity                      4,217,321         4,541,030
                                               -------------     -------------

   Total liabilities and stockholders' equity  $  34,240,006     $  34,286,652
                                               =============     =============


See Accompanying Notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                             SIX MONTHS ENDED   THREE MONTHS ENDED
                                              JUNE 30, 1998        JUNE 30,1998
                                             ----------------   ------------------

Net sales                                      $ 24,609,935        $ 12,806,230

Cost of goods sold                               19,453,276           9,815,904
                                               ------------        ------------

Gross profit                                      5,156,659           2,990,326

Selling, general and administrative expenses      4,345,172           2,290,539
                                               ------------        ------------

Operating income                                    811,487             699,787

Other income (expense):
   Interest income                                    1,309
   Interest expense                                (973,713)           (522,198)
   Other                                             38,072              27,992
                                               ------------        ------------
                                                   (934,332)           (494,206)
                                               ------------        ------------
Income (loss) from continuing operations
   before income taxes                             (122,845)            205,581

Income taxes                                         43,300              43,300
                                               ------------        ------------

Income (loss) from continuing operations           (166,145)            162,281

Discontinued operations:
  Gain on sale, net of income taxes                  38,151                   0
                                               ------------        ------------

Net income (loss)                              $   (127,994)       $    162,281
                                               ============        ============

Basic and diluted income (loss) per share
    Continuing operations                      $      (0.03)       $       0.03
    Discontinued operations                            0.01
                                               ------------        ------------
                                               $      (0.02)               0.03
                                               ============        ============

Weighted average shares outstanding               5,565,256           5,565,256



See Accompanying Notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998



OPERATING ACTIVITIES
 Loss from continuing operations                                 $  (166,145)
 Adjustments to reconcile income from continuing
  operations to cash used in operating activities:
   Depreciation and amortization                                     825,292
   Changes in assets and liabilities:
     Accounts receivable, net                                       (129,847)
     Inventories, net                                               (365,217)
     Prepaid expenses, deposits and other assets                      18,935
     Current assets held for sale, net                               631,698
     Trade accounts payable                                         (156,862)
     Federal and state income taxes payable                       (2,764,378)
     Accrued liabilities                                          (1,768,546)
                                                                 -----------
         Net cash used in operating activities                    (3,875,070)
                                                                 -----------

INVESTING ACTIVITIES
 Purchases of property, plant and equipment                         (743,411)
 Sales of marketable securities                                       97,966
 Purchases of property, plant and equipment, held for sale          (160,591)
                                                                 -----------
         Net cash used in investing activities                      (806,036)
                                                                 -----------

FINANCING ACTIVITIES
 Proceeds from long-term borrowings                                5,355,000
 Repayment of subordinated debt                                     (350,000)
                                                                 -----------
         Net cash provided by financing activities                 5,005,000
                                                                 -----------

Net increase in cash                                                 323,894
Cash at beginning of period                                          245,843
                                                                 -----------

Cash at end of period                                            $   569,737
                                                                 ===========


See Accompanying Notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                  (UNAUDITED)



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

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss in 1997 and for the six months ended June 30, 1998 and has a working capital deficiency. Also, as further described in Note 4, the Company has negotiated an amendment to its revolving credit and term loan facility, under which, among other things, all amounts outstanding are to become due on November 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans to resolve these matters presently include the sale of the Company's Energy Electric Assembly (EEA) division (see note 6). On September 16, 1998, the Company entered into a letter of intent with a buyer. If a sale is successfully consummated, the proceeds from the sale would be applied against the outstanding balance due under the revolving credit facility and the Company would seek to refinance or amend its credit facility in order to extend the repayment terms. In addition, the Company has recently formed a new management team, replacing some key managers, and is currently making changes in its operations in order to improve profitability and to generate sufficient cash flow to meet its obligations. Operational changes include, but are not limited to, focusing solely on the BSCC division following the sale of EEA, the installation of new machinery which will augment existing product lines and the implementation of a new costing system which should enable the Company to better analyze the profitability of its product lines.

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

Note 2 - Comparative 1997 Financial Statements

     The accompanying condensed consolidated statements of income and cash flows do not include comparative information for the corresponding periods of the preceding year. The Company disclosed in its annual report on Form 10-KSB for the year ended December 31, 1997, that several significant adjustments, increasing the 1997 loss from continuing operations by approximately $14,447,000 and increasing the gain on sale of discontinued operations by approximately $3,483,000, were recorded during th fourth quarter of 1997. The Company is in the process of estimating the effect of these adjustments on previously reported results of operations for each quarter of 1997. When its analysis is complete, the Company will file an amended Form 10-Q for the quarter ended June 30, 1998, to present restated financial statements for the comparable 1997 periods.

Note 3 - Nature of Operations and Basis of Presentation

     The primary business of the Company is the manufacture and sale of wire and cable products. The major market served by the Company is industrial (commercial and residential security, factory automation, traffic and transit signal control and audio systems).

     The Company's second quarter and year to date 1998 condensed consolidated financial statements include the accounts of CTI and operations of its of 85% owned subsidiary (see Note 5) Connectivity Products Incorporated ("CPI"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain reclassifications of amounts reported in the accompanying
December 31, 1997, Condensed Consolidated Balance Sheet have been made to permit comparison with June 30, 1998 classifications.

Note 4 - Revolving Credit and Term Loan Facility

     On July 10, 1998, the Company's subsidiary, CPI, failed to make a required payment of approximately $5,000,000 due on its revolving credit and term loan facility. The loan balance was reduced by approximately $2,050,000 in August 1998, with proceeds received from the sale of marketable securities. On September 1, 1998, CPI and its lenders finalized a Forbearance Agreement and Tenth Amendment (the "Agreement") to the existing loan agreement. Under the terms of the Agreement, the maximum principal balance was reduced from $20,000,000 to $17,946,680, reflecting the sale of the marketable securities discussed above. Proceeds from the sale of one of CPI's operating divisions also are to be used to repay outstanding borrowings (see note 6). The terms of the Agreement provide that it will expire on November 30, 1998, at which time all outstanding borrowings will become payable. Interest is to accrue at the bank's base rate (8.5% at September 1, 1998) plus 2%. The Agreement contains various financial and operating covenants including meeting monthly minimum EBITDA requirements, maintaining the overadvance amount within certain predetermined levels, and limiting capital expenditures to a specific agreed upon amount. In the event of any default, interest is to accrue at the bank's base rate plus 6%.

Note 5 - Subordinated Debt

     On June 30, 1998, four stockholders assigned all of their rights, title and interest in their subordinated notes ($3,352,800 plus accrued interest of approximately $166,000), outstanding common stock of CPI (64 shares, representing 8% of the total outstanding common stock of CPI) and outstanding stock options of CTI (114,705 options) to CPI and CTI. In exchange, the Company has agreed not to assert any claims concerning any matters against these former stockholders. The agreement required consents, which were received in July 1998, from outside third parties.

     On August 26,1998 the Company entered into an agreement with another stockholder pursuant to which the stockholder transferred to CTI and CPI subordinated notes of $1,414,600 plus accrued interest of approximately $94,000,
33.7941 shares of common stock of CPI (representing 4.41% interest of the oustanding common shares of CPI), 90,669 stock options of CTI and cash $325,000. This agreement required consents from outside third parties, which were received in September 1998.

     The agreements have reduced the balance of subordinated notes payable to $882,600 at August 26, 1998.

Note 6 - Assets Held for Sale

     The Company has concluded a letter of intent with a buyer for its Energy Electric Assembly (EEA) division and, accordingly, has classified the assets of EEA as Assets Held for Sale in the accompanying condensed consolidated balance sheet. Net sales of the division approximated $7.5 million and $3.8 million for the six and three month periods ended June 30, 1998, respectively. Net proceeds after income taxes received from the sale of the division are to be used to repay outstanding indebtedness.

Note 7 - Inventories

     Inventories consist of the following:

                                     June 30, 1998     December 31, 1997
                                     -----------------------------------

     Raw materials                     $  905,536         $  971,596
     Work in process                      758,950            320,101
     Finished goods                     1,023,451          1,031,023
                                       -----------------------------

                                       $2,687,937         $2,322,720
                                       =============================

Note 8 - Comprehensive Income (Loss)

     As of January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 established new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. During the six and three month periods ended June 30, 1998, total comprehensive income(loss) amounted to ($323,709) and $281,329 and consisted of the following:

                                                  Six Months      Three Months
                                                  ----------------------------
     Net income(loss)                             $(127,994)         $162,281
     Unrealized gain (loss) on investments         (195,715)          119,048
                                                  ---------------------------

                                                  $(323,709)         $281,329
                                                  ===========================

Note 9 - Marketable Securities

     Marketable securities with a fair value of approximately $2,833,000 at June 30, 1998, were sold during August 1998. Net proceeds of approximately $2,050,000 received from the sale were used to reduce outstanding borrowings (see Note 4).

Note 10 - Discontinued Operations

     Income from discontinued operations of $38,151 recognized during 1998 resulted from the final settlement of the sale price of the Company's Energy Electric Cable division, which was sold in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 1998

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

RESULTS OF OPERATIONS

Operating results for the periods ended June 30, 1997 are not available at the time of this filing (see Note 2 of Notes to Condensed Consolidated Financial Statements). When the information becomes available upon the Company's completion of its analysis of significant 1997 fourth quarter adjustments and the related effect on previously reported results of operations, this discussion will be amended to include a comparison of the results of operations for the periods ended June 30, 1998, with those of the corresponding periods of the preceding year. Because comparative information for 1997 is not available, the following discussion compares operations for the six and three month periods ended June 30, 1998, to the year ended December 31, 1997 and the three months ended June 30, 1998 to the three months ended March 31, 1998.

SIX AND THREE MONTH PERIODS ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Gross profit as a percent of net sales increased to 21.0% year to date and 23.4% during the quarter from 15.1% for the preceding year. The increase is attributable principally to changes in product mix, increased manufacturing efficiencies inherent in new machinery acquired and new manufacturing and scheduling processes implemented by management. Stabilization of copper prices over the three and six month periods also are reflected in improved gross margin performance; whereas in 1997 decreases in copper commodity prices, which are directly related to sales prices, lowered gross margins. Increases in net sales at the Company's BSCC division also increased gross margins by spreading the fixed costs of that division's manufacturing facilities over a broader base.

Selling, general and administrative expense decreased to 17.7% and 17.9% of net sales for the six and three month periods ended June 30, 1998, respectively, compared to 25.0% for the year ended December 31, 1997. The decrease is attributable to a number of factors including bonuses and severance payments made to former management and directors in 1997; write off of deferred debt issuance costs of approximately $460,000 in 1997; greater professional fees in 1997;

increased sales which on a percentage basis reduces the fixed cost component; and cost-saving measures instituted by current management.

The average interest rate approximated 9.2% and 9.4% for the three and six month periods ended June 30, 1998, as compared to 8.6% for the year ended December 31, 1997. The increase in interest rates is attributable to the Company no longer being able to utilize the preferential LIBOR interest rates in the quarter ended June 30, 1998.

Income tax expense represents provision for state income taxes which can not be offset with net operating loss carryforwards.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Gross profit as a percent of net sales increased to 23.4% during the quarter from 18.4% for the preceding quarter. The increase is attributable principally to changes in product mix with the elimination of low margin products and the addition of new cost effective insulation systems. Other contributing factors include a change in the pricing structure, increased manufacturing efficiencies inherent in new machinery acquired and new manufacturing and scheduling processes implemented by management, and more effective negotiations with suppliers. Stabilization of copper prices and improved methods for the purchase of copper rod over the three month period also are reflected in improved gross margin performance. Increases in net sales at the Company's BSCC division also increased gross margins by spreading the fixed costs of that division's manufacturing facilities over a broader base.

Selling, general and administrative expense increased to 17.9% of net sales during the quarter compared to 17.4% for the preceding quarter.

The average interest rate approximated 9.2% for the three month period ended June 30, 1998, as compared to 8.8% for the three months ended March 31, 1998. The increase in interest rates is attributable to the Company no longer being able to utilize the preferential LIBOR interest rates in the quarter ended June 30, 1998.

Income tax expense represents provision for state income taxes which can not be offset with net operating loss carryforwards.

FINANCIAL CONDITION AND LIQUIDITY

The accompanying statement of cash flows for the six months ended June 30, 1998 reports cash used in operating activities of approximately $3,875,000. Included in the determination of cash flows from operating activities are tax payments of approximately $2,700,000 related to the taxable gain realized on the sale of its Energy Electric Cable division in 1997. These tax payments were financed with proceeds from long-term borrowings. Increased inventory levels resulted in approximately $365,000 of cash flows used in operating activities, primarily caused by an inventory build since December 31, 1997. This is a normal trend as inventories were reduced in anticipation of a plant shut down during the holidays. A decrease in assets held for sale resulted in approximately $ 632,000 of cash flows provided by operating activities, primarily as a result of a decrease in accounts receivable at EEA due to improved collection efforts. Decreased accrued liabilities used approximately $1,769,000 in operating cash flows, primarily caused by a change in terms to essentially cash-on-delivery for a major copper supplier and a pay-down of accrued professional fees.

Purchased manufacturing equipment for the BSCC division accounted for approximately $743,000 of the cash used in investing activities. Proceeds from long-term debt borrowings accounted for $5,355,000 of cash flows provided by financing activities. These borrowings were used for the payment of $2,884,000 in taxes, the purchase of equipment, the prepayment of subordinated debt, and the financing of working capital.

As described in Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements, the Company has negotiated a Forbearance Agreement and tenth amendment to its revolving credit facility, which to date has been the Company's principal external source of capital. The terms of the new agreement extend the existing facility to November 30, 1998. The Company intends to enter into discussions with its lender regarding further financing beyond this date. However, no assurances can be given that the Company will be successful in obtaining financing with its current lender beyond November 30, 1998, or from any other source. If the Company is not successful in obtaining other financing beyond November 30, 1998 the lenders would be in a position to commence legal proceedings against the Company for the repayment of the entire debt plus certain other amounts, and to proceed against the Company's assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

At June 30, 1998 the Company had $5,650,000 of subordinated notes payable outstanding which had been issued in 1996 for the redemption of stock in connection with the acquisition of CPI. On June 30, 1998 four stockholders of the Company assigned all of their rights, title, and interest in their subordinated notes ($3,352,800), outstanding common stock of CPI (64 shares, representing 8% of the total outstanding common stock of CPI) and outstanding stock options of CTI (114,705 options) to CPI and CTI. The assignment was finalized in July 1998 upon receipt of required consents from outside third parties. On August 26, 1998, the Company entered into an agreement with another stockholder pursuant to which the stockholder transferred to CPI and CTI subordinated notes of $1,414,600, 33.7941 shares of common stock of CPI (representing 4.41% of the outstanding common shares of CPI), 90,669 outstanding stock options of CTI and cash of $325,000. These agreements have reduced the balance of subordinated notes payable to $882,600 at August 26,1998.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                  Description of Document
-----------                  -----------------------

10.1 Ninth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 30, 1998, by and among Connectivity Products Incorporated, NBD Bank and BankBoston.

27            Financial Data Schedule

(b)   Reports on Form 8-K

     On June 30, 1998, the Registrant filed a Current Report on Form 8-K in connection with its expected financial results to be reported on Form 10-KSB for the fiscal year ended December 31, 1997 and the conclusion of an amended secured credit agreement with its lenders effective June 2, 1998. The Registrant also disclosed its intention to sell its Energy Electric Assembly division with the proceeds to be used for debt repayment.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONNECTIVITY TECHNOLOGIES INC.

Date: September 17, 1998        By: /s/ James M. Hopkins
                                    -------------------------------------------
                                    James M. Hopkins
                                    President and Chief Executive Officer (as a
                                    duly authorized officer of the Registrant)

                                By: /s/ George H. Buckham
                                    -------------------------------------------
                                    George H. Buckham
                                    Corporate Controller and Secretary
                                    (as the principal accounting officer
                                    of the Registrant)