Form 10-Q
period 1998-09-30
CONNECTIVITY TECHNOLOGIES INC
filed 1998-11-16
CIK 714399

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                              Yes [X]           No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,565,256 shares of Common Stock, par value. $.04 per share, outstanding as of November 1, 1998.

                         CONNECTIVITY TECHNOLOGIES INC.

                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets
          as of September 30, 1998 and December 31, 1997 ..............     3

         Condensed Consolidated Statement of Operations
          for the Three and Nine Months Ended September 30, 1998 ......     4

         Condensed Consolidated Statement of Cash Flows
          for the Nine Months Ended September 30, 1998 ................     5

         Notes to Condensed Consolidated Financial Statements .........     6


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................    10

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .............................    14

                         CONNECTIVITY TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                 ASSETS                          SEPTEMBER 30,1998         DECEMBER 31, 1997
                                                                 -----------------         -----------------
CURRENT ASSETS
  Cash                                                             $   1,666,768             $     245,843
  Marketable securities                                                   87,750                 3,127,012
  Accounts receivable:
    Trade, net                                                         5,108,085                 5,883,728
    Other                                                                 60,397                   119,093
  Inventories, net                                                     2,834,518                 2,322,720
  Prepaid expenses and other current assets                              110,478                   190,287
  Current assets held for sale, net                                    3,586,173                 5,171,851
                                                                   -------------             -------------

      Total current assets                                            13,454,169                17,060,534

Property, plant and equipment, net                                     6,582,451                 6,593,167
Deposits and other noncurrent assets                                     175,312                    95,105
Goodwill and intangible assets, net                                    6,284,628                 6,514,908
Noncurrent assets held for sale                                        3,982,811                 4,022,938
                                                                   -------------             -------------

        Total assets                                               $  30,479,371             $  34,286,652
                                                                   =============             =============
                              LIABILITIES

CURRENT LIABILITIES
  Long term debt, in default                                       $  16,556,339             $  12,300,000
  Subordinated notes, in default                                         882,600                 6,000,000
  Trade accounts payable                                               3,138,319                 4,492,397
  Accrued compensation and commissions                                   426,967                   295,996
  Federal and state income taxes payable                               1,021,197                 3,356,314
  Accrued liabilities                                                    851,688                 3,300,915
                                                                   -------------             -------------

      Total current liabilities                                       22,877,110                29,745,622

                         STOCKHOLDERS' EQUITY

Preferred stock - par value $.01 per share;
  authorized 10,000,000 shares, none issued
Series B Common Stock - par value $.04 per share;
  authorized 750,000 shares, none issued
Common Stock - par value $.04; authorized 20,000,000
  shares, outstanding 5,565,256 shares                                   230,874                   230,874
Additional paid-in capital                                           109,336,244               109,336,244
Accumulated deficit                                                 (101,879,840)             (105,635,869)
Less 206,601 shares held in treasury, at cost                             (8,264)                   (8,264)
Unrealized gain (loss) on investments, net of income tax                 (76,753)                  618,045
                                                                   -------------             -------------

      Total stockholders' equity                                       7,602,261                 4,541,030
                                                                   -------------             -------------

      Total liabilities and stockholders' equity                   $  30,479,371             $  34,286,652
                                                                   =============             =============


See Accompanying Notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED       THREE MONTHS ENDED
                                                             SEPTEMBER 30,1998        SEPTEMBER 30,1998
                                                             -----------------       ------------------

Net sales                                                       $35,101,110              $10,491,175

Cost of goods sold                                               28,265,731                8,812,455
                                                                -----------              -----------

Gross profit                                                      6,835,379                1,678,720

Selling, general and administrative expenses                      6,589,907                2,244,735
                                                                -----------              -----------

Operating income (loss)                                             245,472                 (566,015)

Other income (expense):
   Interest income                                                    2,065                      756
   Gain on sale of investments                                      462,786                  462,786
   Interest expense                                              (1,524,325)                (550,612)
   Other                                                             61,340                   23,268
                                                                -----------              -----------

Loss from continuing operations before income taxes                (752,662)                (629,817)

Income taxes                                                        400,500                  357,200
                                                                -----------              -----------

Loss from continuing operations                                  (1,153,162)                (987,017)

Discontinued operations:
   Gain on sale, net of income taxes                                 38,151
                                                                -----------              -----------

Income (loss) before extraordinary income                        (1,115,011)                (987,017)

Extraordinary income recognized on settlement of
   subordinated debt, less income taxes of $481,800               4,871,040                4,871,040
                                                                -----------              -----------

Net income                                                      $ 3,756,029              $ 3,884,023
                                                                ===========              ===========


Basic and diluted income (loss) per share
   Continuing operations                                        $     (0.21)             $     (0.18)
   Discontinued operations                                             0.01                     0.00
   Extraordinary income                                                0.88                     0.88
                                                                -----------              -----------
   Net income                                                   $      0.68              $      0.70
                                                                ===========              ===========

Weighted average shares outstanding                               5,565,256                5,565,256


See Accompanying Notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                             NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 1998

OPERATING ACTIVITIES
      Loss from continuing operations                                           $(1,153,162)
      Adjustments to reconcile loss from continuing operations to cash used for operating activities:
            Gain on sale of investments                                            (462,786)
            Deferred income taxes                                                   383,000
            Depreciation and amortization                                         1,235,334
            Changes in assets and liabilities:
               Accounts receivable, net                                             834,339
               Inventories, net                                                    (511,798)
               Prepaid expenses, deposits and other assets                             (398)
               Current assets held for sale, net                                  1,585,678
               Trade accounts payable                                            (1,354,078)
               Federal and state income taxes payable                            (2,816,910)
               Accrued liabilities                                               (2,280,111)
                                                                                -----------
                   Net cash used for operating activities                        (4,540,892)
                                                                                -----------

INVESTING ACTIVITIES
      Purchases of property, plant and equipment                                   (795,586)
      Proceeds from sale of investments                                           2,424,249
      Purchases of property, plant and equipment, held for sale                    (158,625)
                                                                                -----------
                   Net cash provided by investing activities                      1,470,038
                                                                                -----------

FINANCING ACTIVITIES
      Proceeds from long-term borrowings                                          4,256,339
      Repayment of subordinated debt                                               (350,000)
      Settlement of subordinated debt                                               585,440
                                                                                -----------
                   Net cash provided by financing activities                      4,491,779
                                                                                -----------

Net increase in cash                                                              1,420,925
Cash at beginning of period                                                         245,843
                                                                                -----------

Cash at end of period                                                           $ 1,666,768
                                                                                ===========


See Accompanying Notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

Note 1 - Condensed Consolidated Financial Statements

         The Condensed Consolidated Financial Statements included herein have been prepared by Connectivity Technologies Inc. ("CTI" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Regulation S-K and reflect, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the financial position and results of operations as of and for the periods indicated.

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

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from continuing operations in 1997 and has a working capital deficiency. Also, as further described in Note 4, the Company has negotiated an amendment to its revolving credit and term loan facility, under which, among other things, all amounts outstanding are to become due on November 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to resolve these matters presently include the sale of the Company's Energy Electric Assembly (EEA) division or other assets, although previously announced discussions with a prospective buyer have terminated (see note 6). If a sale is successfully consummated, the proceeds from the sale would be applied against the outstanding balance due under the revolving credit facility and the Company would seek to refinance or amend its credit facility in order to extend the repayment terms. Conversations looking to the possible extension of the previously reported forbearance agreement with the Company's lenders are now in progress and the Company believes on the basis of preliminary discussions that an extension beyond the current November 30, 1998 expiration date will be granted, but the banks have made no commitment and no assurances of an extension can be given. In addition, the Company has recently formed a new management team and is currently making changes in its operations in order to improve profitability and to generate sufficient cash flow to meet its obligations. Operational changes include, but are not limited to, focusing solely on the BSCC division following the sale of EEA, the installation of new machinery which will augment existing product lines and the implementation of a new costing system which should enable the Company to better analyze the profitability of its product lines.

         There can be no assurance that management will be successful in its efforts to sell the EEA division or any other assets at a price acceptable to the Board of Directors. Further, there can be no assurance that management will be successful in its efforts to extend its forbearance agreement or refinance or amend its credit facility at commercially available rates and with favorable repayment terms, or carry out its operational plan. If the Company's efforts are not successful, the lenders would be in a position to commence legal proceedings against the Company for the repayment of the entire debt, plus certain amounts, and to proceed against the Company's assets. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Note 2 - Comparative 1997 Financial Statements

         The accompanying condensed consolidated statements of income and cash flows do not include comparative information for the corresponding periods of the preceding year. The Company disclosed in its annual report on Form 10-KSB for the year ended December 31, 1997, that several significant adjustments, increasing the 1997 loss from continuing operations by approximately $14,447,000 and increasing the gain on sale of discontinued operations by approximately $3,483,000, were recorded during the fourth quarter of 1997. The Company is in the process of estimating the effect of these adjustments on previously reported results of operations for each quarter of 1997. When its analysis is complete, the Company will file an amended Form 10-Q for the quarter ended September 30, 1998, to present restated financial statements for the comparable 1997 periods.

Note 3 - Nature of Operations and Basis of Presentation

         The primary business of the Company is the manufacture and sale of wire and cable products. The major market served by the Company is industrial (commercial and residential security, factory automation, traffic and transit signal control and audio systems).


         The Company's third quarter and year to date 1998 condensed consolidated financial statements include the accounts of CTI and operations of its subsidiary (see Note 5) Connectivity Products Incorporated ("CPI"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Certain reclassifications of amounts reported in the accompanying December 31, 1997, Condensed Consolidated Balance Sheet have been made to permit comparison with September 30, 1998 classifications.

Note 4 - Revolving Credit and Term Loan Facility

         On July 10, 1998, the Company's subsidiary, CPI, failed to make a required payment of approximately $5,000,000 due on its revolving credit and term loan facility. The loan balance was reduced by approximately $2,125,000 in the third quarter 1998 with proceeds received from the sale of marketable securities. On September 1, 1998, CPI and its lenders finalized a Forbearance Agreement and Tenth Amendment (the "Agreement") to the existing loan agreement. Under the terms of the Agreement, the maximum available borrowings were reduced from $20,000,000 to $17,876,100, reflecting the sale of the marketable securities discussed above. Proceeds from the sale of one of CPI's operating divisions, if such a sale is effectuated, also are to be used to repay outstanding borrowings (see note 6). The terms of the Agreement provide that it will expire on November 30, 1998, at which time all outstanding borrowings will become payable. Interest is to accrue at the bank's base rate (8.5% at September 30, 1998) plus 2%. The Agreement contains various financial and operating covenants including meeting monthly minimum EBITDA requirements, maintaining the overadvance amount within certain predetermined levels, and limiting capital expenditures to a specific agreed upon amount. In the event of any default, interest is to accrue at the bank's base rate plus 6%. The Company is in compliance with all of the terms and conditions of the forbearance agreement and is currently in discussions with its lenders. The Company believes, on the basis of preliminary discussions with its lenders that an extension will be granted, but no assurances can be given that an extension will result.

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

         On August 26, 1998, the Company entered into an agreement with another stockholder pursuant to which the stockholder transferred to CTI and CPI subordinated notes of $1,414,600 plus accrued interest of approximately $94,000 along with 33.7941 shares of common stock of CPI (representing 4.41% interest of the outstanding shares of common stock of CPI), 90,669 stock options of CTI and cash of $325,000. This agreement required consents from outside third parties, which were received in September 1998

         The aggregate effect of these agreements ($4,871,040 net of provision for income taxes of $481,800) is reported as extraordinary income for the quarter ended September 30, 1998.

Note 6 - Assets Held for Sale

     The Company is actively seeking a purchaser for its Energy Electric Assembly (EEA) division and, accordingly, has classified the assets of EEA as Assets Held for Sale in the accompanying condensed consolidated balance sheet. Previously announced discussions with a prospective buyer have terminated. Net sales of the division approximated $10.1 million and $2.6 million for the nine and three month periods ended September 30, 1998, respectively. Net proceeds after income taxes and expenses received from the sale of the division are to be used to repay outstanding indebtedness.

Note 7 - Inventories

              Inventories consist of the following:

                                          September 30, 1998   December 31, 1997
                                          ------------------   -----------------
               Raw materials                  $  923,920           $  971,596
               Work in process                   771,561              320,101
               Finished goods                  1,139,037            1,031,023
                                              ----------           ----------

                                              $2,834,518           $2,322,720
                                              ==========           ==========

Note 8 - Comprehensive Income (Loss)

         As of January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 established new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. During the nine and three month periods ended September 30, 1998, total comprehensive income consisted of the following:

                                               Nine Months      Three Months
                                               -----------------------------

     Net income                                $3,756,029        $3,884,023
     Change in unrealized gain (loss) on
       investments, net                          (694,798)         (499,083)
                                               ----------        ----------

                                               $3,061,231        $3,384,940
                                               ==========        ==========

Note 9 - Discontinued Operations

         Income from discontinued operations of $38,151 recognized during 1998 resulted from the final settlement of the sale price of the Company's Energy Electric Cable division, which was sold in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SEPTEMBER 30, 1998


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


RESULTS OF OPERATIONS

Operating results for the periods ended September 30, 1997 are not available at the time of this filing (see Note 2 of Notes to Condensed Consolidated Financial Statements). When the information becomes available upon the Company's completion of its analysis of significant 1997 fourth quarter adjustments and the related effect on previously reported results of operations, this discussion will be amended to include a comparison of the results of operations for the periods ended September 30, 1998, with those of the corresponding periods of the preceding year. Because comparative information for 1997 is not available, the following discussion compares operations for the nine and three month periods ended September 30, 1998, to the year ended December 31, 1997.

NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Gross profit as a percent of net sales increased to 19.5% year to date and 16.0% during the quarter from 15.1% for the preceding year. The increase is attributable principally to changes in product mix, increased manufacturing efficiencies inherent in new machinery acquired and new manufacturing and scheduling processes implemented by management. Stabilization of copper prices over the three and nine month periods also are reflected in improved gross margin performance; whereas in 1997 decreases in copper commodity prices, which are directly related to sales prices, lowered gross margins.

Selling, general and administrative expense decreased to 18.8% and 21.4% of net sales for the nine and three month periods ended September 30, 1998, respectively, compared to 25.0% for the year ended December 31, 1997. The decrease is attributable to a number of factors including bonuses and severance payments made to former management and directors in 1997; write off of deferred debt issuance costs of approximately $460,000 in 1997; greater professional fees in

1997; increased sales which on a percentage basis reduces the fixed cost component; and cost-saving measures instituted by current management.

Interest expense increased during the quarter and year to date periods as a result of higher average borrowings and increased interest rates in accordance with the Forbearance Agreement and the Company not having the option to use the preferential LIBOR based interest rates in 1998. The average interest rate approximated 10.5% and 10.0% for the three and nine month periods ended September 30, 1998, as compared to 8.6% for the year ended December 31, 1997.

Income tax expense represents deferred taxes related to the realized gain on sale of investments and provision for state income taxes which can not be offset with net operating loss carryforwards.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30,
1998

Gross profit as a percent of net sales decreased to 16.0% during the quarter from 23.4% for the preceding quarter and 21.0% for the first six months. The decrease is attributable principally to decreases in sales at the Company's EEA division which have significantly higher margins than those of the Company's BSCC division as well as a change in customer mix at the BSCC division.

Selling, general and administrative expense increased to 21.4% of net sales during the quarter compared to 17.9% for the preceding quarter. The percentage increase is due principally to increased professional fees offset by a decrease in financing fees during the quarter as well as a reduction in sales for the quarter. Spending levels remained approximately the same.

Interest expense increased slightly during the quarter to $550,612 with an average interest rate of 10.5% from $522,196 with an average interest rate of 9.2% for the preceding quarter. The increase is attributable to increased rates associated with the Forbearance Agreement (see Note 4 of Notes to Condensed Consolidated Financial Statements) offset by reduced levels of subordinated debt interest expense (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Income tax expense represents deferred income taxes related to the realized gain on sale of investments and provision for state income taxes which can not be offset with net operating loss carryforwards.

FINANCIAL CONDITION AND LIQUIDITY

The accompanying statement of cash flows for the nine months ended September 30, 1998 reports net cash used for operating activities of approximately $4,541,000. Included in the determination of cash flows from operating activities are tax payments of approximately $2,700,000 related to the taxable gain realized on the sale of its Energy Electric Cable division in

1997. These tax payments were financed with proceeds from long-term borrowings. Increased inventory levels resulted in approximately $512,000 of cash flows used in operating activities, primarily caused by an inventory build since December 31, 1997. This is a normal trend as inventories were reduced in anticipation of a plant shut down during the holidays. A decrease in assets held for sale resulted in approximately $1,586,000 of cash flows provided by operating activities, primarily as a result of a decrease in accounts receivable and inventory at the Company's EEA division. Decreased accrued liabilities used approximately $2,280,000 in operating cash flows, primarily caused by a change in terms to essentially cash-on-delivery for a major copper supplier and a pay-down of accrued professional fees.

As described in Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements, the Company has negotiated a Forbearance Agreement and tenth amendment to its revolving credit facility, which to date has been the Company's principal external source of capital. The terms of the new agreement extend the existing facility to November 30, 1998. The Company has entered into discussions with its lenders regarding an extension of its forbearance agreement beyond this date. However, no assurances can be given that the Company will be successful in extending the forbearance period or obtaining financing with its current lender beyond November 30, 1998, or from any other source. If the Company is not successful in obtaining other financing beyond November 30, 1998 the lenders would be in a position to commence legal proceedings against the Company for the repayment of the entire debt plus certain other amounts, and to proceed against the Company's assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is in compliance with all of the terms and conditions of the forbearance agreement and is currently in discussions with its lenders. The Company believes, on the basis of preliminary discussions with its lenders that an extension will be granted, but no assurances can be given that an extension will result.

The Company issued subordinated debt in connection with the acquisition of CPI in May 1996. On June 30, 1998 four stockholders of the Company assigned all of their rights, title, and interest in their subordinated notes ($3,352,800), outstanding common stock of CPI (64 shares, representing 8% of the total outstanding common stock of CPI) and outstanding stock options of CTI (114,705 options) to CPI and CTI. The assignment was finalized in July 1998 upon receipt of required consents from outside third parties. On August 26, 1998, the Company entered into an agreement with another stockholder pursuant to which the stockholder transferred to CPI and CTI subordinated notes of $1,414,600 along with 33.7941 shares of common stock of CPI (representing 4.41% of the outstanding shares of common stock of CPI), 90,669 outstanding stock options of CTI and cash of $325,000.


YEAR 2000 UPDATE

The Company has made significant progress in its identification of Year 2000 compliancy issues. Its BSCC division recently purchased its primary manufacturing and accounting software, both of which are Year 2000 compliant. The EEA division has recently undergone the same accounting implementation and is awaiting the Year 2000 upgrade to its production software. It is anticipated that this software will be upgraded by the end of 1998. The Company's hardware compliance issues have been identified and are in the process of being or have been replaced or upgraded. Most other production software and database applications which are not Year 2000 ready have been scheduled to migrate to fully compliant systems by mid 1999. A portion of the software upgrades has already been purchased by the Company. Altogether, the total cost to upgrade, test, and implement the Company's hardware and software to date is approximately $400,000 and has been funded through cash flows and bank borrowings. However, a new job writing production software design needs to be completed, at an estimated cost of at least $50,000. This project has not begun nor has it been scheduled. There is a contingency plan if this project was not completed by December 31, 1999. All software and hardware is scheduled to be tested in the first quarter of 1999. No contingency plan exists in the event that any tested system fails. The Company plans to evaluate such failures on a case by case basis. Hardware purchases to enable this testing are expected to be insignificant.

A survey of significant third party preparedness has been initiated. Current plans are for this phase of the Company's Year 2000 project to be completed in the first quarter of 1999.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                         Description of Document
-----------                         -----------------------

10.1 Forbearance Agreement and Tenth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 31, 1998, by and among Connectivity Products Incorporated, NBD Bank and BankBoston.

27                Financial Data Schedule

(b) Reports on Form 8-K

          On July 8, 1998, the Registrant filed a Current Report on Form 8-K in connection with its inability to comply with the scheduled paydown of the overadvance position of approximately $5 million and the repayment of the outstanding balance of its entire credit facility amounting to approximately $17.7 million by the required dates. The Registrant stated that discussions were continuing regarding the entering into a forbearance agreement with the lenders.

          On July 13, 1998, the Registrant filed a Current Report on Form 8-K in connection with an agreement concluded between the Registrant and members of the group from whom the Registrant acquired its interest in CPI whereby this group transferred back to the Registrant subordinated notes of CPI in the total principal amount of $3,519,062, including interest, plus 64.2088 shares of CPI Common Stock and options covering 114,724 shares of the Registrant's common stock in exchange for releases and indemnifications.

         On August 3, 1998, the Registrant filed a Current Report on Form 8-K in connection with an agreement in principal between the Registrant and the lenders whereby the lenders agreed to grant the Registrant until the end of November 1998, to meet its repayment obligations to the lenders or to arrive at a longer term credit agreement. The Registrant also reported that it was evaluating offers for the purchase of its EEA division.

         On August 26, 1998, the Registrant filed a Current Report on Form 8-K in connection with an agreement concluded between the Registrant and a member of the group from whom the Registrant acquired its interest in CPI whereby this member transferred back to the Registrant subordinated notes of CPI in the total principal amount of $1,496,763, including interest, plus 33.7941 shares of CPI Common Stock, options covering 90,669 shares of the Registrant's common stock, and $325,000 cash in exchange for general releases and indemnifications.

         On September 3, 1998, the Registrant filed a Current Report on Form 8-K in connection with the conclusion of a formal Forbearance Agreement and amended its Revolving Credit and Term Loan Agreement with its lending banks. The lenders agreed not to enforce their rights to proceed against CPI and its assets prior to November 30, 1998. The provisions conditioning the lenders to forbear include covenants pertaining to financial performance as well as the absence of steps contrary to CPI by its creditors.

         On September 16, 1998, the Registrant filed a Current Report on Form 8-K in connection with the signing of a non-binding Letter of Intent to sell all of the business and assets of its EEA division to a subsidiary of Orion Capital Partners, LP. The net proceeds from this sale will be used to reduce its bank debt.

         On October 30, 1998, the Company filed a Current Report on Form 8-K in connection with the entering into discussions with its lenders regarding an extension of the Forbearance Agreement which would otherwise terminate on November 30, 1998. The Registrant also reported that its previously announced discussions with a prospective buyer for its EEA division had been terminated and that the Company had been approached by potential buyers for all of the assets of the company, including its EEA and BSCC divisions. Connectivity reported that it is in full compliance with all of the terms and conditions of the Forbearance Agreement.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONNECTIVITY TECHNOLOGIES INC.



Date: November 16, 1998             By: /s/ James M. Hopkins
                                        ----------------------------------------
                                        James M. Hopkins
                                        President and Chief Executive Officer
                                        (as a duly authorized officer of the
                                        Registrant)



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