Form 10-Q/A
period 1998-03-31
CONNECTIVITY TECHNOLOGIES INC
filed 1999-03-10
CIK 714399

                                FORM 10-Q/A NO. 1

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

                                 (978) 537-9138
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X                           No
                      --------                          ---------


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,565,256 shares of Common Stock, par value. $.04 per share, outstanding as of September 1, 1998.

                         CONNECTIVITY TECHNOLOGIES INC.

                                     INDEX


                                                                                                           Page No.

PART I - FINANCIAL INFORMATION
Item 1.        Condensed Consolidated Balance Sheets
                    as of March 31, 1998 (Unaudited) and December 31, 1997.....................................3

               Condensed Consolidated Statement of Operations
                    (Unaudited) for the Three Months Ended
                    March 31, 1998 and 1997....................................................................4

               Condensed Consolidated Statement of Cash Flows
                    (Unaudited) for the Three Months
                    Ended March 31, 1998 and 1997..............................................................5

               Notes to Condensed Consolidated Financial
                    Statements (Unaudited).....................................................................6

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................................................11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....................................14

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K...............................................................15

                         CONNECTIVITY TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                MARCH 31, 1998
                                  ASSETS                          (UNAUDITED)         DECEMBER 31, 1997
                                                                ---------------       -----------------
CURRENT ASSETS
     Cash                                                       $    117,544          $    245,843
     Accounts receivable, less allowance                           5,194,570             6,002,821
     Inventories                                                   2,650,558             2,322,720
     Marketable securities                                         2,812,249             3,127,012
     Prepaid expenses and other assets                                66,531               190,287
     Assets held for sale                                          4,832,553             5,167,670
                                                                ---------------       ----------------

          Total current assets                                    15,674,005            17,056,353

     Property, plant and equipment                                 6,900,478             6,593,167
     Deposits and other assets                                       156,322                95,105
     Goodwill and intangible assets, net of accumulated
          amortization                                             6,438,148             6,514,908
     Assets held for sale                                          4,096,984             4,022,938
                                                                ---------------       ----------------

          Total assets                                          $ 33,265,937          $ 34,282,471
                                                                ===============       ================
                               LIABILITIES

CURRENT LIABILITIES
     Long term debt, in default                                 $ 16,300,000          $ 18,300,000
     Subordinated notes, in default                                5,650,000
     Trade accounts payable                                        4,005,142             4,492,397
     Accrued compensation and commissions                            434,363               295,996
     Federal and state income taxes                                  651,984             3,356,314
     Accrued liabilities                                           2,288,456             3,296,734
                                                                ---------------       ----------------

          Total current liabilities                               29,329,945            29,741,441




                           STOCKHOLDERS' EQUITY

Preferred stock - par value $.01 per share;
     authorized 10,000,000 shares, none issued
Series B Common Stock - par value $.04 per share;
     authorized 750,000 shares, none issued
Common Stock - par value $.04; authorized 20,000,000
     shares, outstanding 5,565,256 shares, net of 206,601
     shares held in treasury                                         222,610               222,610
Additional paid-in capital                                       109,336,244           109,336,244
Accumulated deficit                                             (105,926,144)         (105,635,869)
Unrealized gain on marketable security, net of tax                   303,282               618,045
                                                                ---------------       ----------------

          Total stockholders' equity                               3,935,992             4,541,030
                                                                ---------------       ----------------

          Total liabilities and stockholders' equity            $ 33,265,937          $ 34,282,471
                                                                ===============       ================


See Accompanying Notes to Condensed Consolidated Financial Statements

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)



                                                                                       THREE MONTHS ENDED
                                                                          MARCH 31, 1998                MARCH 31,1997
                                                                      ----------------------         -------------------
Net sales                                                                  $ 11,803,705                  $ 8,137,857

Cost of goods sold                                                            9,637,372                    6,573,864
                                                                           ------------                  -----------

Gross profit                                                                  2,166,333                    1,563,993

Selling, general and administrative expenses                                  2,054,633                    2,242,003
                                                                           ------------                  -----------

Operating income (loss)                                                         111,700                     (678,010)

Other income (expense):
     Interest expense, net                                                     (450,206)                    (703,549)
     Other                                                                       10,080                       (2,500)
                                                                           ------------                   -----------
                                                                               (440,126)                    (706,049)
                                                                           ------------                   -----------
Loss from continuing operations before income taxes                            (328,426)                  (1,384,059)

Income taxes                                                                                                (409,681)
                                                                           ------------                   -----------

Loss from continuing operations                                                (328,426)                    (974,378)

Discontinued operations:
     Income from discontinued operations, net of income taxes                                                 399,537
     Gain on sale, net of income taxes                                           38,151
                                                                           ------------                   -----------
                                                                                 38,151                       399,537
                                                                           ------------                   -----------

Income (loss) before extraordinary income                                      (290,275)                     (574,841)

Extraordinary income recognized on settlement of
     subordinated debt, less income taxes of $481,800
                                                                           ------------                   -----------

Net income                                                                 $   (290,275)                  $  (574,841)
                                                                           ============                   ===========


Basic and diluted income (loss) per share
    Continuing operations                                                  $      (0.06)                  $     (0.17)
    Discontinued operations                                                        0.01                          0.07
                                                                           ------------                   -----------
    Extraordinary income
                                                                           ------------
    Net income                                                             $      (0.05)                  $     (0.10)
                                                                           ============                   ===========

Weighted average shares outstanding                                           5,565,256                     5,565,074





See Accompanying Notes to Condensed Consolidated Financial Statements

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                     MARCH 31,1998      MARCH 31,1997
                                                                                     ------------       ------------
OPERATING ACTIVITIES
   Loss from continuing operations                                                   $   (328,426)      $   (974,378)
   Adjustments to reconcile loss from continuing operations to cash used for operating activities:
        Depreciation and amortization                                                     404,314            423,908
        Changes in assets and liabilities:
           Accounts receivable, net                                                       808,251            (36,393)
           Inventories, net                                                              (327,838)          (459,828)
           Prepaid expenses, deposits and other assets                                     62,539             25,504
           Assets held for sale, net                                                      331,360           (551,329)
           Trade accounts payable                                                        (487,255)         1,302,571
           Accrued liabilities and federal and state income taxes payable              (3,532,333)        (1,289,808)
                                                                                     ------------       ------------
                                          Net cash used for continuing operations      (3,069,388)        (1,559,753)
        Discontinued operations:
           Income                                                                                            399,537
           Depreciation and amortization                                                                      58,691
           Changes in assets, net                                                                           (596,948)
                                                                                     ------------       ------------
                                        Net cash used for discontinued operations               0           (138,720)
                                                                                     ------------       ------------
NET CASH USED FOR OPERATING ACTIVITIES                                                 (3,069,388)        (1,698,473)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                             (570,546)          (340,558)
  Purchases of property, plant and equipment, discontinued operations                                        (81,319)
  Purchases of property, plant and equipment, assets held for sale                       (138,365)           (44,220)
  Proceeds from sale of investments                                                                          201,677
                                                                                     ------------       ------------
NET CASH USED FOR INVESTING ACTIVITIES                                                   (708,911)          (264,420)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                    4,000,000          1,950,000
  Repayment of long-term borrowings                                                      (350,000)
                                                                                     ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               3,650,000          1,950,000
                                                                                     ------------       ------------

Net decrease in cash                                                                     (128,299)           (12,893)
Cash at beginning of period                                                               245,843            204,438
                                                                                     ------------       ------------

CASH AT END OF PERIOD                                                                $    117,544       $    191,545
                                                                                     ============       ============


See accompanying notes to Condensed Consolidated Financial Statements.

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

               The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from continuing operations in 1997 and for the three months ended March 31, 1998 and has a working capital deficiency. Also, as further described in Note 4, the Company has negotiated an amendment to its revolving credit and term loan facility, under which, among other things, all amounts outstanding became due on November 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

               Management's plans to resolve these matters presently include the sale of the Company's Energy Electric Assembly (EEA) division or other assets, although previously announced discussions with a prospective buyer have terminated (see note 6). If a sale is successfully consummated, the proceeds from the sale would be applied against the outstanding balance due under the revolving credit and term loan facility and the Company would seek to refinance or amend its credit facility in order to extend the repayment terms. Conversations looking to the possible extension of the previously reported forbearance agreement with the

Company's lenders are now in progress and the Company believes on the basis of preliminary discussions that an extension will be granted, but the banks have made no commitment and no assurances can be given. In addition, the Company has recently formed a new management team and is currently making changes in its operations in order to improve profitability and to generate sufficient cash flow to meet its obligations. Operational changes include, but are not limited to, focusing solely on the BSCC division following the sale of EEA, the installation of new machinery which will augment existing product lines and the implementation of a new costing system which should enable the Company to better analyze the profitability of its product lines.

               There can be no assurance that management will be successful in its efforts to sell the EEA division or any other assets at a price acceptable to the Board of Directors. Further, there can be no assurance that management will be successful in its efforts to extend its forbearance agreement or to refinance or amend its credit facility at commercially available rates and with favorable repayment terms, or carry out its operational plan. If the Company's efforts are not successful, the lenders would be in a position to commence legal proceedings against the Company for the repayment of the entire debt, plus certain amounts, and to proceed against the Company's assets. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Note 2 - Restatement of 1997 Financial Statements

               The accompanying financial statements for the three month period ended March 31, 1997 have been restated to give effect to adjustments recorded in the fourth quarter of 1997. The Company has determined that certain of these fourth quarter adjustments should have been recorded in previously issued financial statements and has accordingly restated the operating results for each quarter of 1997. The effect of the adjustments increased the loss from continuing operations from amounts previously reported by $640,401 for the three month period ended March 31, 1997. The adjustments to continuing operations consisted of the following:



          Inventory valuation                                    $821,623
          Accrued expenses                                        202,880
          Accounts receivable valuation                            42,621
          Other                                                   (61,750)
          Income taxes                                           (364,973)
                                                                 --------
                                                                 $640,401
                                                                 ========

               Adjustments to income taxes for the three months represent the tax effects of reported losses from continuing operations which are offset for tax purposes against taxable income generated from discontinued operations.

Note 3 - Nature of Operations and Basis of Presentation

               The primary business of the Company is the manufacture and sale of wire and cable products. The major markets served by the Company are industrial, commercial and residential security, factory automation, traffic and transit signal control and audio systems.


               The Company's condensed consolidated financial statements include the accounts of CTI and operations of its subsidiary (see Note 5) Connectivity Products Incorporated ("CPI"). All significant intercompany accounts and transactions have been eliminated in consolidation.


               Certain reclassifications of amounts reported in the accompanying December 31, 1997, Condensed Consolidated Balance Sheet have been made to permit comparison with March 31, 1998 classifications.



Note 4 - Revolving Credit and Term Loan Facility

               On July 10, 1998, the Company's subsidiary, CPI, failed to make a required payment of approximately $5,000,000 due on its revolving credit and term loan facility. On September 1, 1998, CPI and its lenders finalized a Forbearance Agreement and Tenth Amendment (the "Agreement") to the existing loan agreement. Under the terms of the Agreement, the maximum principal balance was reduced from $20,000,000 to $17,946,680, reflecting a repayment made with proceeds received from the sale of marketable securities. Proceeds from the sale of one of CPI's operating divisions, if such sale is effectuated, also are to be used to repay outstanding borrowings (see note 6). The terms of the Agreement provide that it expired on November 30, 1998, at which time all outstanding borrowings became payable. Interest accrues at the bank's base rate (8.5% at September 30, 1998) plus 2%. The Agreement contains various financial and operating covenants including meeting monthly minimum EBITDA requirements, maintaining the overadvance amount within certain predetermined levels, and limiting capital expenditures to a specific agreed upon amount. In the event of any default, interest is to accrue at the bank's base rate plus 6%. The Company is currently in discussion with its lenders about extending the Agreement and believes, based on preliminary discussions that an extension will be granted, but the lenders have to date made no commitment and there are no assurances that an extension will result.

Note 5 - Subordinated Debt

               On June 30, 1998, four stockholders assigned all of their rights, title and interest in their subordinated notes ($3,352,800 plus accrued interest of approximately $166,000), outstanding common stock of CPI (64 shares, representing 8% of the total outstanding common stock of CPI) and outstanding stock options of CTI (114,705 options) to CPI and CTI. In exchange, the Company has agreed not to assert any claims concerning any matters against these former stockholders. The agreement required consents, which were received in July 1998, from outside third parties.
               On August 26,1998 the Company entered into an agreement with another stockholder pursuant to which the stockholder transferred to CTI and CPI subordinated notes of $1,414,600 plus accrued interest of approximately $94,000 along with 33.7941 shares of common stock of CPI (representing 4.41% interest of the outstanding common shares of CPI), 90,669 stock options of CTI and cash of $325,000. This agreement required consents from outside third parties, which were received in September 1998. The aggregate effect of these agreements ($4,871,040 net of provision for income taxes of $481,800) is reported as extraordinary income for the quarter ended September 30, 1998.

Note 6 - Assets Held for Sale

               The Company is actively seeking the sale of its Energy Electric Assembly (EEA) division and, accordingly, has classified the assets of EEA as Assets Held for Sale in the accompanying condensed consolidated balance sheet. Net sales of the division approximated $3.7 million and $3.3 million for the three month periods ended March 31, 1998 and 1997, respectively. Net proceeds after income taxes received from the sale of the division are to be used to repay outstanding indebtedness.

Note 7 - Inventories

               Inventories consist of the following:

                                          March, 1998       December 31, 1997
                                          -----------       -----------------
               Raw materials              $1,038,842            $  971,596
               Work in process               803,942               320,101
               Finished goods                807,774             1,031,023
                                          ----------            -----------
                                          $2,650,558            $2,322,720
                                          ==========            ==========

Note 8 - Comprehensive Income (Loss)

               As of January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 established new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive loss for the three month period ended March 31, 1998 consisted of the following:

     Net loss                              $(290,275)
     Unrealized loss on investments         (314,763)
                                           ---------

                                           $(605,038)
                                           =========

Comprehensive loss equaled net loss for the three month period ended March 31, 1997.

Note 9 - Discontinued Operations

               Income from discontinued operations of $38,151 recognized during 1998 resulted from the final settlement of the sale price of the Company's Energy Electric Cable division, which was sold in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 1998

The primary business of Connectivity Technologies Inc. (the "Company" or "CTI") is the manufacture and sale of wire and cable products. The major markets served by the Company are commercial and residential security, factory automation, traffic and transit signal control and audio systems.

Before acquiring 85% of the common stock of Connectivity Products Incorporated ("CPI") as of May 31, 1996, the Company's principal activity consisted of seeking and evaluating candidates for acquisition. The Company's goals are to grow internally through capacity expansions and product line extensions.

This Amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 is being filed to include 1997 financial statements, which were omitted from the original filing of this Report, and which have been restated to give effect to certain required adjustments as more fully described in Note 2 of the condensed consolidated financial statements. Management's Discussion and Analysis of Financial Condition and Results of Operations has also been amended to reflect the inclusion of the 1997 financial statements and the information required by Item 305 of Regulation S-K. This Amendment to the Company's Quarterly Report on Form 10-Q speaks as of the original date of filing of this Report.

RESULTS OF OPERATIONS

Net sales increased by approximately 45.0% during the quarter ended March 31, 1998, as compared to the corresponding period of the preceding year. The increase relates principally to sales made to EEC, a former division of the Company which was sold in the third quarter of 1997. Sales made to EEC in 1997, to the date of disposal, were considered intercompany sales and were eliminated in consolidation.

Gross profit as a percent of net sales decreased to 18.4% from 19.2% for the corresponding period of the preceding year. The decrease is attributable principally to increased sales of the Company's BSCC division which typically carry a lower margin than sales of the Company's EEA division. Margins have been affected positively by increased manufacturing efficiencies inherent in new machinery acquired and new manufacturing and scheduling processes implemented by management.

Selling, general and administrative expense decreased to 17.4% of net sales for the three month period ended March 31, 1998 compared to 27.6% for the same three month period in 1997. The decrease is attributable principally to increased sales during the three months, which on a percentage basis reduces the fixed cost component, and cost-control measures instituted by current management.

Interest expense decreased during the three month period ended March 31, 1998, as compared to 1997, due principally to lower average borrowings offset by higher interest rates. Interest rates have increased in accordance with the terms of the Forbearance Agreement and because the Company does not have the option in 1998 to use the preferential LIBOR based interest rate.

Income taxes in 1997 represent the tax effect of losses from continuing operations which are offset for tax purposes against taxable income from discontinued operations.


FINANCIAL CONDITION AND LIQUIDITY

The accompanying statement of cash flows for the three months ended March 31, 1998 reports net cash used for operating activities of approximately $3,069,000. Included in the determination of cash flows from operating activities are tax payments of approximately $2,700,000 related to the taxable gain realized on the sale of the Company's Energy Electric Cable division in 1997. These tax payments were financed with proceeds from long-term borrowings. Increased inventory levels resulted in approximately $328,000 of cash flows used for operating activities, primarily caused by an inventory build since December 31, 1997. This is a normal trend as inventories were reduced in anticipation of the year end physical inventory and for a plant shut down during the holidays. A decrease in assets held for sale, primarily as a result of a decrease in accounts receivable due to enhanced collection efforts at the Company's EEA division, resulted in approximately $331,000 of cash flows provided by operating activities. The Company used approximately $487,000 of operating cash flows to reduce accounts payable in a concerted effort to make payments within accepted trade terms. Decreased accrued liabilities used approximately $828,000 in operating cash flows, primarily caused by a change in terms to essentially cash-on-delivery for a major copper supplier.

As described in Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements, the Company has negotiated a Forbearance Agreement and tenth amendment to its revolving credit facility, which to date has been the Company's principal external source of capital. The terms of the new agreement extended the existing facility to November 30, 1998. The Company has entered into discussions with its lender regarding an extension of its forbearance agreement beyond this date. However, no assurances can be given that the Company will be successful in obtaining financing with its current lender beyond November 30, 1998, or from any other source. If the Company is not successful in obtaining other financing beyond November 30, 1998 the lenders would be in a position to commence legal proceedings against the Company for the repayment of the entire debt plus certain other amounts, and to proceed against the Company's assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is in compliance with all terms and conditions of the forbearance agreement and is currently in discussion with its lenders. The Company believes, on the basis of preliminary discussions with its lenders, that an extension will be granted, but no assurances can be given that an extension will result.

The Company issued subordinated debt in connection with its acquisition of CPI in May 1996. On June 30, 1998, four stockholders of the Company assigned all of their rights, title, and interest in their subordinated notes ($3,352,800), outstanding common stock of CPI (64 shares, representing 8% of the total outstanding common stock of CPI) and outstanding stock options of CTI (114,705 options) to CPI and CTI. The assignment was finalized in July 1998 upon receipt of required consents from outside third parties. On August 26, 1998, the Company entered into an agreement with another stockholder pursuant to which the stockholder transferred to CPI and CTI subordinated notes of $1,414,600 along with 33.7941 shares of common stock of CPI (representing 4.41% of the outstanding common shares of CPI), 90,669 outstanding stock options of CTI and cash of $325,000.

YEAR 2000 UPDATE

The Company has made significant progress in its identification of Year 2000 compliancy issues. Its BSCC division recently purchased its primary manufacturing and accounting software, both of which are Year 2000 compliant. The EEA division has recently undergone the same accounting implementation and is awaiting the Year 2000 upgrade to its production software. It is anticipated that this software will be upgraded by the end of 1998. The Company's hardware compliance issues have been identified and non-compliant hardware is in the process of being or has been replaced or upgraded. Most other production software and database applications which are not Year 2000 ready have been scheduled to migrate to fully compliant systems by mid 1999. A portion of the software upgrades has already been purchased by the Company. Altogether, the total cost to upgrade, test, and implement the Company's hardware and software to date is approximately $400,000 and has been funded through cash flows and bank borrowings. The Company requires a new job writing production software design at an estimated cost of at least $50,000. This project has not begun nor has it been scheduled. There is a contingency plan if this project is not completed by December 31, 1999. All software and hardware is scheduled to be tested in the first quarter of 1999. No contingency plan exists in the event that any tested system fails. The Company plans to evaluate such failures on a case by case basis. Hardware purchases to enable this testing are expected to be insignificant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARCH 31, 1998

Inventories include the cost of copper which has been purchased over various periods of time. Profitability is affected by changes in copper prices as sales prices are usually adjusted to current copper prices at the time of shipment. Products with longer than normal inventory cycles may affect profitability following periods of significant movement in the cost of copper as copper costs are relieved from these products at costs different than current copper costs. The Company does not engage in copper hedging activities.



SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that were not historical facts may be forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by words such as "believes", "plans", "intends", and similar expressions. The Company cautions readers that these forward-looking statements are subject to a variety of risks and uncertainties that could cause the Company's actual results in the remainder of 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties are more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, general economic and business conditions affecting the industries of the Company's customers, competition from other manufacturers and assemblers that have greater financial, technical, and marketing resources than the Company, the Company's ability to adequately address its going concern issues in a timely matter including, without limitation, its ability to sell EEA or any other assets, reduce its debt, and negotiate a longer term credit facility.

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

                                        CONNECTIVITY TECHNOLOGIES INC.



Date:     March 10, 1999                By:  /s/  James M. Hopkins
                                             ---------------------
                                             James M. Hopkins
                                             President and Chief Executive
                                             Officer (as a duly authorized
                                             officer of the Registrant)



                                        By:  /s/  George H. Buckham
                                             ----------------------
                                             George H. Buckham
                                             Corporate Controller and Secretary
                                             (as the principal accounting
                                             officer of the Registrant)