Form 10-Q/A
period 1998-06-30
CONNECTIVITY TECHNOLOGIES INC
filed 1999-03-10
CIK 714399

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
                         ------------------------------
               (Exact name of issuer as specified in its charter)


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

                     Yes  X                         No
                        -----                          -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,565,256 shares of Common Stock, par value. $.04 per share, outstanding as of September 1, 1998.

                         CONNECTIVITY TECHNOLOGIES INC.

                                      INDEX

                                                                           Page No.
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets
         as of June 30,1998 and December 31, 1997 . . . . . . . . . . . . . . 3

        Condensed Consolidated Statement of Operations
         for the Three and Six Months Ended June 30, 1998 and 1997. . . . . . 4

        Condensed Consolidated Statement of Cash Flows
         for the Six Months Ended June 30, 1998 and 1997. . . . . .. . . . .  5

        Notes to Condensed Consolidated Financial
         Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . .. . . . . . . . . . . . . . .  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . . . . 14

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . .. . . . . . . . . . . . . . . . . 15


                         CONNECTIVITY TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                         ASSETS                                    JUNE 30, 1998      DECEMBER 31, 1997
                                                                                   -------------      -----------------

CURRENT ASSETS
  Cash                                                                             $     569,737        $     245,843
  Marketable securities                                                                2,833,331            3,127,012
  Accounts receivable:
    Trade, net                                                                         6,118,633            5,883,728
    Other                                                                                 14,035              119,093
  Inventories, net                                                                     2,687,937            2,322,720
  Prepaid expenses and other current assets                                              147,567              190,287
  Current assets held for sale, net                                                    4,540,153            5,171,851
                                                                                   -------------        -------------

      Total current assets                                                            16,911,393           17,060,534

Property, plant and equipment, net                                                     6,796,445            6,593,167
Deposits and other noncurrent assets                                                     118,890               95,105
Goodwill and intangible assets, net                                                    6,361,388            6,514,908
Noncurrent assets held for sale                                                        4,051,890            4,022,938
                                                                                   -------------        -------------

        Total assets                                                               $  34,240,006        $  34,286,652
                                                                                   =============        =============
                                      LIABILITIES

CURRENT LIABILITIES
  Long term debt, in default                                                       $  17,655,000        $  12,300,000
  Subordinated notes, in default                                                       5,650,000            6,000,000
  Trade accounts payable                                                               4,335,535            4,492,397
  Accrued compensation and commissions                                                   448,153              295,996
  Federal and state income taxes payable                                                 591,936            3,356,314
  Accrued liabilities                                                                  1,342,061            3,300,915
                                                                                   -------------        -------------

      Total current liabilities                                                       30,022,685           29,745,622



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
                                                                                   =============        =============


See Accompanying Notes to Condensed Consolidated Financial Statements

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                       SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                JUNE 30, 1998    JUNE 30, 1997    JUNE 30, 1998   JUNE 30,1997
                                                                -------------    -------------    -------------   ------------
Net sales                                                       $ 24,609,935     $ 17,496,073     $12,806,230     $ 9,358,216

Cost of goods sold                                                19,453,276       13,930,749       9,815,904       7,356,885
                                                                ------------     ------------     -----------     -----------

Gross profit                                                       5,156,659        3,565,324       2,990,326       2,001,331

Selling, general and administrative expenses                       4,345,172        4,388,287       2,290,539       2,146,284
                                                                ------------     ------------     -----------     -----------

Operating income (loss)                                              811,487         (822,963)        699,787        (144,953)

   Interest expense, net                                            (972,404)      (1,517,545)       (522,198)       (813,996)
   Other                                                              38,072           (1,249)         27,992           1,251
                                                                ------------     ------------     -----------     -----------
                                                                    (934,332)      (1,518,794)       (494,206)       (812,745)
                                                                ------------     ------------     -----------     -----------
Income (loss) from continuing operations before income taxes        (122,845)      (2,341,757)        205,581        (957,698)

Income taxes                                                          43,300         (693,160)         43,300        (283,479)
                                                                ------------     ------------     -----------     -----------

Income (loss) from continuing operations                            (166,145)      (1,648,597)        162,281        (674,219)

Discontinued operations:
  Income from discontinued operations, net of income taxes                            292,132                        (107,405)
  Gain on sale, net of income taxes                                   38,151
                                                                ------------     ------------                     -----------
                                                                      38,151          292,132                        (107,405)
                                                                ------------     ------------     -----------     -----------

Net income (loss)                                               $   (127,994)    $ (1,356,465)    $   162,281     $  (781,624)
                                                                ============     ============     ===========     ===========


Basic and diluted income (loss) per share
    Continuing operations                                       $      (0.03)    $      (0.30)    $      0.03     $     (0.12)
    Discontinued operations                                             0.01             0.05                           (0.02)
                                                                ------------     ------------     -----------     -----------
    Extraordinary income

    Net income                                                  $      (0.02)    $      (0.24)    $      0.03     $     (0.14)
                                                                ============     ============     ===========     ===========

Weighted average shares outstanding                                5,565,256        5,565,074       5,565,256       5,565,074



See Accompanying Notes to Condensed Consolidated Financial Statements

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,1998               JUNE 30,1997
                                                                             ------------               ------------
OPERATING ACTIVITIES
   Loss from continuing operations                                           $  (166,145)               $(1,648,597)
   Adjustments to reconcile loss from continuing operations to cash used for operating activities:
        Depreciation and amortization                                            825,292                    765,700
        Changes in assets and liabilities:
           Accounts receivable, net                                             (129,847)                (1,030,168)
           Inventories, net                                                     (365,217)                  (299,272)
           Prepaid expenses, deposits and other assets                            18,935                    (57,623)
           Assets held for sale, net                                             631,698                   (758,937)
           Trade accounts payable                                               (156,862)                 1,191,008
           Accrued liabilities and federal and state income taxes payable     (4,532,924)                (1,074,014)
                                                                             -----------                -----------
                      Net cash used for continuing operations                 (3,875,070)                (2,911,903)
        Discontinued operations:

           Income                                                                                           292,132
           Depreciation and amortization                                                                    118,496
           Changes in assets, net                                                                        (1,157,336)
                                                                             -----------                -----------
                      Net cash used for discontinued operations                        0                   (746,708)
                                                                             -----------                -----------
NET CASH USED FOR OPERATING ACTIVITIES                                        (3,875,070)                (3,658,611)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                    (743,411)                  (728,763)
  Purchases of property, plant and equipment, discontinued operations                                      (224,246)
  Purchases of property, plant and equipment, assets held for sale              (160,591)                  (112,901)
  Proceeds from sale of investments                                               97,966                    397,714
                                                                             -----------                -----------
NET CASH USED FOR INVESTING ACTIVITIES                                          (806,036)                  (668,196)

FINANCING ACTIVITIES

  Proceeds from long-term borrowings                                           5,355,000                  4,200,000
  Repayment of long-term borrowings                                             (350,000)
                                                                             -----------                -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      5,005,000                  4,200,000
                                                                             -----------                -----------

Net increase (decrease) in cash                                                  323,894                   (126,807)
Cash at beginning of period                                                      245,843                    204,438
                                                                             -----------                -----------

CASH AT END OF PERIOD                                                        $   569,737                $    77,631
                                                                             ===========                ===========


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

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from continuing operations in 1997 and for the six months ended June 30, 1998 and has a working capital deficiency. Also, as further described in Note 4, the Company has negotiated an amendment to its revolving credit and term loan facility, under which, among other things, all amounts outstanding became due on November 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2 - Restatement of 1997 Financial Statements

     The accompanying financial statements for the three and six month periods ended June 30, 1997 have been restated to give effect to adjustments recorded in the fourth quarter of 1997. The Company has determined that certain of these fourth quarter adjustments should have been recorded in previously issued financial statements and has accordingly restated the operating results for each quarter of 1997. The effect of the adjustments increased the loss from continuing operations from amounts previously reported by $834,838 and $1,475,239 for the three and six month periods ended June 30, 1997, respectively. Income from discontinued operations is also increased by $117,493 for both the three and six month periods. The adjustments to continuing operations consisted of the following:

                                              THREE MONTHS   SIX MONTHS
                                              -------------------------

    Inventory valuation                        $451,343     $1,272,966
    Accrued expenses                            673,095        875,975
    Accounts receivable valuation                35,219         77,840
    Other                                        28,819        (32,931)
    Income taxes                               (353,638)      (718,611)
                                               --------     ----------
                                               $834,838     $1,475,239
                                               ========     ==========

     Adjustments to income taxes for the six months represent the tax effects of reported losses from continuing operations which are offset for tax purposes against taxable income generated from discontinued operations.

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

Note 6 - Assets Held for Sale

     The Company is actively seeking the sale of its Energy Electric Assembly
(EEA) division and, accordingly, has classified the assets of EEA as Assets Held for Sale in the accompanying condensed consolidated balance sheet. Net sales of the division approximated $7.5 million and $7.1 million for the six month periods ended June 30, 1998 and 1997, respectively, and $3.8 million for the three month periods ended June 30, 1998 and 1997. Net proceeds after income taxes received from the sale of the division are to be used to repay outstanding indebtedness.

Note 7 - Inventories

           Inventories consist of the following:

                                    JUNE 30, 1998   DECEMBER 31, 1997
                                    -------------   -----------------

           Raw materials             $  905,536        $  971,596
           Work in process              758,950           320,101
           Finished goods             1,023,451         1,031,023
                                     ----------         ---------

                                     $2,687,937        $2,322,720
                                     ==========        ==========

Note 8 - Comprehensive Income (Loss)

     As of January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 established new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income (loss) for the three and six month periods ended June 30,1998 consisted of the following:

                                                        June 30, 1998
                                                   SIX MONTHS THREE MONTHS
                                                 ---------------------------

     Net income (loss)                           $(127,994)         $162,281
     Unrealized gain (loss) on investments        (195,715)          119,048
                                                 ---------          --------

                                                 $(323,709)         $281,329
                                                 =========          ========

Comprehensive loss equaled net loss for the three and six month periods ended June 30,1997.

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

This Amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is being filed to include 1997 financial statements, which were omitted from the original filing of this Report, and which have been restated to give effect to certain required adjustments as more fully described in Note 2 of the condensed consolidated financial statements. Management's Discussion and Analysis of Financial Condition and Results of Operations has also been amended to reflect the inclusion of the 1997 financial statements and the information required by Item 305 of Regulation S-K. This Amendment to the Company's Quarterly Report on Form 10-Q speaks as of the original date of filing of this Report.

RESULTS OF OPERATIONS

Net sales increased by approximately 40.7% and 36.8% during the six and three month periods ended June 30, 1998, respectively, as compared to the corresponding periods of the preceding year. The increases relate principally to sales made to EEC, a division of the Company that was sold during the third quarter of 1997. In 1997, to the date of disposal, sales made to EEC were considered intercompany sales and, accordingly, were eliminated in consolidation.

Gross profit as a percent of net sales increased to 21.0% year to date and 23.4% during the quarter from 20.4% and 21.4% for the corresponding periods of the preceding year. The increase is attributable principally to changes in product mix, increased manufacturing efficiencies inherent in new machinery acquired and new manufacturing and scheduling processes implemented by management. Increases in net sales at the Company's BSCC division also increased gross margins by spreading the fixed costs of that division's manufacturing facilities over a broader base.

Selling, general and administrative expense decreased to 17.7% of net sales for the six month period ended June 30, 1998 compared to 25.1% for the same period in 1997. The decrease is attributable principally to increased sales during the six months, which on a percentage basis reduces the fixed cost component, and cost-control measures instituted by current management. Selling, general and administrative expense also decreased as a percentage of net sales for the quarter to 17.9% from 22.9% in 1997 while spending levels increased slightly. The percentage decrease is due principally to increased sales in sales at the Company's BSCC division.

Interest expense decreased during the six and three month periods ended June 30, 1998, as compared to 1997, due principally to lower average borrowings offset by higher interest rates. Interest rates have increased in accordance with the terms of the Forbearance Agreement and because the Company does not have the option in 1998 to use the preferential LIBOR based interest rate.

Income tax expense in 1998 represents provision for state income taxes which can not be offset with net operating loss carryforwards. Income taxes in 1997 represent the tax effect of losses from continuing operations which are offset for tax purposes against taxable income from discontinued operations.

FINANCIAL CONDITION AND LIQUIDITY

The accompanying statement of cash flows for the six months ended June 30, 1998 reports net cash used for operating activities of approximately $3,875,000. Included in the determination of cash flows from operating activities are tax payments of approximately $2,700,000 related to the taxable gain realized on the sale of the Company's Energy Electric Cable division in 1997. These tax payments were financed with proceeds from long-term borrowings. Increased inventory levels resulted in approximately $365,000 of cash flows used for operating activities, primarily caused by an inventory build since December 31, 1997. This is a normal trend as inventories were reduced in anticipation of the year end physical inventory and for a plant shut down during the holidays. A decrease in assets held for sale, primarily as a result of a decrease in accounts receivable and inventory at the Company's EEA division, resulted in approximately $632,000 of cash flows provided by operating activities. Decreased accrued liabilities used approximately $1,833,000 in operating cash flows, primarily caused by a change in terms to essentially cash-on-delivery for a major copper supplier and a pay-down of accrued professional fees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
JUNE 30, 1998

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