Form 10-Q/A
period 1998-09-30
CONNECTIVITY TECHNOLOGIES INC
filed 1999-03-10
CIK 714399

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

                           Yes __X__             No _____


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,565,256 shares of Common Stock, par value. $.04 per share, outstanding as of November 1, 1998.

                         CONNECTIVITY TECHNOLOGIES INC.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheets
              as of September 30, 1998 and December 31, 1997.................  3

            Condensed Consolidated Statement of Operations
              for the Three and Nine Months Ended September 30, 1998 and
              1997...........................................................  4

            Condensed Consolidated Statement of Cash Flows
              for the Nine Months Ended September 30, 1998 and 1997..........  5

            Notes to Condensed Consolidated Financial
              Statements.....................................................  6



Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................... 11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....... 15

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K........................... 16

                         CONNECTIVITY TECHNOLOGIES INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                     ASSETS                 SEPTEMBER 30,1998  DECEMBER 31, 1997
                                            -----------------  -----------------
CURRENT ASSETS
 Cash                                          $ 1,666,768        $   245,843
 Marketable securities                              87,750          3,127,012
 Accounts receivable:
  Trade, net                                     5,108,085          5,883,728
  Other                                             60,397            119,093
 Inventories, net                                2,834,518          2,322,720
 Prepaid expenses and other current assets         110,478            190,287
 Current assets held for sale, net               3,586,173          5,171,851
                                               -----------        -----------

   Total current assets                         13,454,169         17,060,534

 Property, plant and equipment, net              6,582,451          6,593,167
 Deposits and other noncurrent assets              175,312             95,105
 Goodwill and intangible assets, net             6,284,628          6,514,908
 Noncurrent assets held for sale                 3,982,811          4,022,938
                                               -----------        -----------

    Total assets                               $30,479,371        $34,286,652
                                               ===========        ===========

                   LIABILITIES

CURRENT LIABILITIES
 Long term debt, in default                    $16,556,339        $12,300,000
 Subordinated notes, in default                    882,600          6,000,000
 Trade accounts payable                          3,138,319          4,492,397
 Accrued compensation and commissions              426,967            295,996
 Federal and state income taxes payable          1,021,197          3,356,314
 Accrued liabilities                               851,688          3,300,915
                                               -----------        -----------

   Total current liabilities                    22,877,110         29,745,622



                              STOCKHOLDERS' EQUITY

Preferred stock - par value $.01 per share;
 authorized 10,000,000 shares, none issued
Series B Common Stock - par value $.04 per
 share; authorized 750,000 shares, none
 issued
Common Stock - par value $.04; authorized
 20,000,000  shares, outstanding 5,565,256
 shares                                            230,874           230,874
Additional paid-in capital                     109,336,244       109,336,244
Accumulated deficit                           (101,879,840)     (105,635,869)
Less 206,601 shares held in treasury,
 at cost                                            (8,264)           (8,264)
Unrealized gain (loss) on investments,
 net of income tax                                 (76,753)          618,045
                                             -------------     -------------

Total stockholders' equity                       7,602,261        4,541 ,O30
                                             -------------     -------------

Total liabilities and stockholders'
 equity                                      $  30,479,371     $  34,286,652
                                             =============     =============


See Accompanying Notes to Condensed Consolidated Financial Statements

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)




                                                                  NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                        SEPTEMBER 30,1998   SEPTEMBER 30,1997  SEPTEMBER 30,1998   SEPTEMBER 30,1997
                                                        -----------------   -----------------  -----------------   -----------------

Net sales                                                  $35,101,110         $29,523,899        $10,491,175         $12,027,826

Cost of goods sold                                          28,265,731          24,384,527          8,812,455          10,453,778
                                                           -----------         -----------        -----------         -----------

Gross profit                                                 6,835,379           5,139,372          1,678,720           1,574,048

Selling, general and administrative expenses                 6,589,907           6,556,462          2,244,735           2,168,175
                                                           -----------         -----------        -----------         -----------

Operating income (loss)                                        245,472          (1,417,090)          (566,015)           (594,127)

Other income (expense):
   Gain on sale of investments                                 462,786                                462,786
   Interest expense, net                                    (1,522,260)         (1,867,044)          (549,856)           (349,499)
   Other                                                        61,340              (2,479)            23,268              (1,230)
                                                           -----------         -----------        -----------         -----------
                                                              (998,134)         (1,869,523)           (63,802)           (350,729)
                                                           -----------         -----------        -----------         -----------
Loss from continuing operations before income taxes           (752,662)         (3,286,613)          (629,817)           (944,856)

Income taxes                                                   400,500            (972,837)           357,200            (279,677)
                                                           -----------         -----------        -----------         -----------

Loss from continuing operations                             (1,153,162)         (2,313,776)          (987,017)           (665,179)

Discontinued operations:
  Income from discontinued operations, net of income taxes                         292,132
  Gain on sale, net of income taxes                             38,151           5,056,555                              5,056,555
                                                           -----------         -----------                            -----------
                                                                38,151           5,348,687                              5,056,555
                                                           -----------         -----------        -----------         -----------

Income (loss) before extraordinary income                   (1,115,011)          3,034,911           (987,017)          4,391,376

Extraordinary income recognized on settlement of
  subordinated debt, less income taxes of $481,800           4,871,040                              4,871,040
                                                           -----------         -----------        -----------         -----------

Net income                                                 $ 3,756,029         $ 3,034,911        $ 3,884,023         $ 4,391,376
                                                           ===========         ===========        ===========         ===========


Basic and diluted income (loss) per share
    Continuing operations                                  $     (0.21)        $     (0.42)       $     (0.18)        $     (0.12)
    Discontinued operations                                       0.01                0.96               0.00                0.91
    Extraordinary income                                          0.88                0.00               0.88                0.00
                                                           -----------         -----------        -----------         -----------
    Net income                                             $      0.67         $      0.55        $      0.70         $      0.79
                                                           ===========         ===========        ===========         ===========

Weighted average shares outstanding                          5,565,256           5,565,074          5,565,256           5,565,074



See Accompanying Notes to Condensed Consolidated Financial Statements

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                                       NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,1998   SEPTEMBER 30,1997
                                                                                             -----------------   -----------------
Operating activities
   Loss from continuing operations                                                             $ (1,153,162)       $ (2,313,776)
   Adjustments to reconcile loss from continuing operations to cash used for operating activities:
        Gain on sale of investments                                                                (462,786)
        Deferred income taxes                                                                       383,000
        Depreciation and amortization                                                             1,235,334           1,075,121
        Changes in assets and liabilities:
           Accounts receivable, net                                                                 834,339          (3,206,202)
           Inventories, net                                                                        (511,798)           (376,776)
           Prepaid expenses, deposits and other assets                                                 (398)           (140,952)
           Assets held for sale, net                                                              1,585,678          (1,395,511)
           Trade accounts payable                                                                (1,354,078)            417,375
           Accrued liabilities and federal and state income taxes payable                        (5,097,021)            338,308
                                                                                               ------------        ------------
                                         Net cash used for continuing operations                 (4,540,892)         (5,602,413)
        Discontinued operations:
           Income                                                                                                       292,132
           Depreciation and amortization                                                                                118,496
           Deferred income taxes                                                                                      1,633,050
           Changes in assets, net                                                                                    (1,157,336)
                                                                                               ------------        ------------
                                    Net cash provided by discontinued operations                          0             886,342
                                                                                               ------------        ------------
NET CASH USED FOR OPERATING ACTIVITIES                                                           (4,540,892)         (4,716,071)

INVESTING ACTIVITIES
  Proceeds from disposal of discontinued operations, net                                                             25,460,698
  Purchases of property, plant and equipment                                                       (795,586)         (1,454,650)
  Purchases of property, plant and equipment, discontinued operations                                                  (224,246)
  Purchases of property, plant and equipment, assets held for sale                                 (158,625)           (157,149)
  Proceeds from sale of investments                                                               2,424,249             497,864
                                                                                               ------------        ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                         1,470,038          24,122,517

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                              4,256,339          12,150,000
  Repayment of long-term borrowings                                                                (350,000)        (31,550,000)
  Proceeds from settlement of subordinated debt                                                     585,440
                                                                                               ------------        ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                              4,491,779         (19,400,000)
                                                                                               ------------        ------------

Net increase in cash                                                                              1,420,925               6,446
Cash at beginning of period                                                                         245,843             204,438
                                                                                               ------------        ------------

CASH AT END OF PERIOD                                                                          $  1,666,768        $    210,884
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

                  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from continuing operations in 1997 and for the nine months ended September 30, 1998 and has a working capital deficiency. Also, as further described in Note 4, the Company has negotiated an amendment to its revolving credit and term loan facility, under which, among other things, all amounts outstanding became due on November 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2 - Restatement of 1997 Financial Statements

                  The accompanying financial statements for the three and nine month periods ended September 30, 1997 have been restated to give effect to adjustments recorded in the fourth quarter of 1997. The Company has determined that certain of these fourth quarter adjustments should have been recorded in previously issued financial statements and has accordingly restated the operating results for each quarter of 1997. The effect of the adjustments increased loss from continuing operations from amounts previously reported by $642,706 and $2,117,945 for the three and nine month periods ended September 30, 1997, respectively. Income from and gain on sale of discontinued operations is also increased by $3,859,232 and $3,976,725 (principally relating to adjustments of goodwill pertaining to the business sold) for the three and nine months, respectively. The adjustments to continuing operations consisted of the following:

                                           THREE MONTHS    NINE MONTHS
                                           ----------------------------

          Inventory valuation               $ 800,456      $ 2,073,422
          Accrued expenses                    126,620        1,002,595
          Accounts receivable valuation        89,998          167,838
          Other                               (12,888)         (45,819)
          Income taxes                       (361,480)      (1,080,091)
                                            ---------      -----------

                                            $ 642,706      $ 2,117,945
                                            =========      ===========

                  Adjustments to income taxes for the nine months represent the tax effects of reported losses from continuing operations which are offset for tax purposes against taxable income generated from discontinued operations.

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

Note 6 - Assets Held for Sale

                  The Company is actively seeking the sale of its Energy Electric Assembly (EEA) division and, accordingly, has classified the assets of EEA as Assets Held for Sale in the accompanying condensed consolidated balance sheet. Net sales of the division approximated $10.1 million and$10.7 million for the nine month periods ended September 30,1998 and 1997, respectively, and $2.6 million and $3.6 million for the three month periods ended September 30, 1998 and 1997, respectively. Net proceeds after income taxes received from the sale of the division are to be used to repay outstanding indebtedness.

Note 7 - Inventories

                  Inventories consist of the following:

                                          SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                          ------------------   -----------------

                  Raw materials               $  926,590           $  971,596
                  Work in process                771,561              320,101
                  Finished goods               1,136,367            1,031,023
                                              ----------           ----------

                                              $2,834,518           $2,322,720
                                              ==========           ==========

Note 8 - Comprehensive Income (Loss)

                  As of January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 established new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income for the three and nine month periods ended September 30,1998 and 1997 consisted of the following:

                                         SEPTEMBER 30, 1998
                                   NINE MONTHS      THREE MONTHS
                                   -----------      ------------

Net income                         $3,756,029        $3,884,023
Unrealized loss on investments       (694,798)         (499,083)
                                   ----------        ----------

                                   $3,061,231        $3,384,940
                                   ==========        ==========


                                       SEPTEMBER 30, 1997
                                   NINE MONTHS      THREE MONTHS
                                   -----------      ------------

Net income                         $3,034,911       $4,391,376
Unrealized gain on investments        788,696          788,696
                                   ----------       ----------

                                   $3,823,607       $5,180,072
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1998


The primary business of Connectivity Technologies Inc. (the "Company" or "CTI") is the manufacture and sale of wire and cable products. The major markets served by the Company are industrial commercial and residential security, factory automation, traffic and transit signal control and audio systems.

Before acquiring 85% of the common stock of Connectivity Products Incorporated ("CPI") as of May 31, 1996, the Company's principal activity consisted of seeking and evaluating candidates for acquisition. The Company's goals are to grow internally through capacity expansions and product line extensions.

This Amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 is being filed to include 1997 financial statements, which were omitted from the original filing of this Report, and which have been restated to give effect to certain required adjustments as more fully described in Note 2 of the condensed consolidated financial statements. Management's Discussion and Analysis of Financial Condition and Results of Operations has also been amended to reflect the inclusion of the 1997 financial statements and the information required by Item 305 of Regulation S-K. This Amendment to the Company's Quarterly Report on Form 10-Q speaks as of the original date of filing of this Report.

RESULTS OF OPERATIONS

Net sales for the nine months ended September 30, 1998 increased by approximately 18.9%, as compared to the corresponding period of the preceding year. The increase relates principally to sales made to EEC, a former division of the Company sold in the third quarter of 1997. In 1997 sales to EEC, to the date of disposal, were considered intercompany sales and, accordingly, were eliminated in consolidation. Net sales for the quarter decreased by approximately 12.8%, as compared to the same period in 1997. The decrease is attributable to a slowdown in orders, principally at the Company's EEA division, caused in part by labor problems at a major customer.

Gross profit as a percent of net sales increased to 19.5% year to date and 16.0% during the quarter from 17.4% and 13.1% for the corresponding periods of the preceding year. The increase is attributable principally to changes in product mix, increased manufacturing efficiencies inherent in new machinery acquired and new manufacturing and scheduling processes implemented by management. Stabilization of copper prices over the three and nine month periods also are reflected in improved gross margin performance; whereas in 1997 decreases in copper commodity prices, which are directly related to sales prices, lowered gross margins. Increases in net sales at the Company's BSCC division also increased gross margins by spreading the fixed costs of that division's manufacturing facilities over a broader base.

Selling, general and administrative expense decreased to 18.8% of net sales for the nine month period ended September 30, 1998 compared to 22.2% for the same nine month period in 1997. The decrease is attributable principally to increased sales during the nine months, which on a percentage basis reduces the fixed cost component, and cost-control measures instituted by current management. Selling, general and administrative expense increased as a percentage of net sales for the quarter to 21.4% from 18.0% in 1997 while spending levels remained approximately the same. The percentage increase is due principally to a decrease in sales at the Company's EEA division.

Interest expense decreased during the nine month period ended September 30, 1998, as compared to 1997, due principally to lower average borrowings offset by higher interest rates. Interest expense increased during the quarter, compared to the corresponding quarter of the preceding year, due to higher rates and increased average borrowings. Average interest rates approximated 10.5% and 10.0% for the three and nine month periods ended September 30, 1998, compared to approximately 8.6% in 1997. Interest rates have increased in accordance with the terms of the Forbearance Agreement and because the Company does not have the option in 1998 to use the preferential LIBOR based interest rate.

Income tax expense in 1998 represents deferred taxes related to the realized gain on sale of investments and provision for state income taxes which can not be offset with net operating loss carryforwards. Income taxes in 1997 represent the tax effect of losses from continuing operations which are offset for tax purposes against taxable income from discontinued operations.

FINANCIAL CONDITION AND LIQUIDITY

The accompanying statement of cash flows for the nine months ended September 30, 1998 reports net cash used for operating activities of approximately $4,541,000. Included in the determination of cash flows from operating activities are tax payments of approximately $2,700,000 related to the taxable gain realized on the sale of the Company's Energy Electric Cable division in 1997. These tax payments were financed with proceeds from long-term borrowings. Increased inventory levels resulted in approximately $512,000 of cash flows used for operating activities, primarily caused by an inventory build since December 31, 1997. This is a normal trend as inventories were reduced in anticipation of the plant shut down during the holidays. A decrease in assets held for sale, primarily as a result of a decrease in accounts receivable and inventory at the Company's EEA division, resulted in approximately $1,586,000 of cash flows provided by operating activities. Decreased accrued liabilities used approximately $2,446,000 in operating cash flows, primarily caused by a change in terms to essentially cash-on-delivery for a major copper supplier and a pay-down of accrued professional fees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SEPTEMBER 30, 1998

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

                                 CONNECTIVITY TECHNOLOGIES INC.



Date: March 10, 1999             By: /s/ James M. Hopkins
                                     ---------------------------
                                     James M. Hopkins
                                     President and Chief Executive Officer (as a
                                     duly authorized officer of the Registrant)



                                 By:  /s/ George H. Buckham
                                     ---------------------------
                                      George H. Buckham
                                      Corporate Controller and Secretary
                                      (as the principal accounting officer
                                      of the Registrant)