Form 10-K405
period 1998-12-31
CONNECTIVITY TECHNOLOGIES INC
filed 1999-04-13
CIK 714399

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-K


[X]      FOR ANNUAL AND TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1998


                         Commission file number 0-12113

                        CONNECTIVITY TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       94-2691724
 ----------------------------------------           -----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
  Incorporation or organization)                       Identification No.)


680 Mechanic Street, Suite 1201, Leominster, MA               01453
-----------------------------------------------          ------------------
   (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number:   (978) 537-9138
                             --------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.04 PAR VALUE PER SHARE
                                (Title of Class)


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ .

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on March 26, 1999, was $2,725,490. On such date, the closing price of registrant's Common Stock was $.75 per share. Solely for the purposes of this calculation, shares benefi-cially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's voting stock have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determi-nation or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

         The number of shares of Common Stock, $.04 par value per share, outstanding as of March 24, 1999 was 5,565,256.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

         (a) General Development of Business
             -------------------------------

         Connectivity Technologies Inc. (the "Company" or the "Registrant") is principally engaged in the manufacture and assembly of wire and cable through its subsidiary, Connectivity Products Incorporated ("CPI"). The Company owns 97.8% of the capital stock of CPI. The Company originally acquired 85% of CPI on May 31, 1996 from James S. Harrington, Duane A. Gawron, Trustee of the Living Trust of Duane A. Gawron, Margo Gawron, John E. Pylak, Trustee of the John E. Pylak Living Trust, Rebecca Pylak and Kurt Cieszkowski (collectively, the "Sellers"). On June 30, 1998, four of the Sellers assigned all of their rights, title, and interest in their outstanding common stock (representing 8.4% of the total outstanding common stock of CPI) to CPI. The four Sellers also assigned all of their rights, title, and interest in their subordinated notes amounting to approximately $3.4 million plus accrued interest of approximately $166,000 to the Company and CPI. On August 26, 1998, another Seller assigned all of his rights, title, and interest in his outstanding common stock (representing approximately 4.4% of the total outstanding common stock of CPI) to CPI. This Seller also assigned all of his rights, title, and interest in his subordinated note amounting to approximately $1.4 million plus accrued interest of approximately $94,000 to the Company and CPI. In October 1998, the Company announced its plan to sell the CPI subsidiary or any of its divisions. The remaining Seller owns 2.2% of the capital stock of CPI. Prior to its acquisition of CPI, the Company was principally engaged in evaluating candidates for acquisition.

         At December 31, 1998, the Company had negative working capital, was in default of its loan agreement and experienced recurring losses from continuing operations. In addition, amounts under the Company's loan agreement are due and payable and, although the lender has not so indicated, the lender has the right to proceed against the Company's assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to resolve these matters presently include the sale by the Company's CPI subsidiary of some or all of its operating assets or the sale by the Company of its stock in CPI. If a sale is successfully consummated, the proceeds from the sale would be utilized first to pay the outstanding loan payable to the bank. In the event a CPI sale cannot be consummated, management intends to continue enhancing operations and consider seeking alternative sources of financing, as necessary. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

         CPI was formed by the merger of CPI's three operating divisions in October 1995. On July 11, 1997 (the "Closing Date"), CPI sold substantially all of the assets and certain of the liabilities of its distribution division (the "Sale") which operated under the name, Energy Electric Cable ("EEC") to Reel Acquisition Corp. (the "Purchaser"), a wholly-owned subsidiary of Anicom, Inc. ("Anicom"). The purchase price for the EEC division consisted of approximately $27,000,000 in cash after post-closing adjustments and 190,476 shares of Anicom's common stock, par value $.001 per share (the "Anicom Stock"), which was valued at $2,000,000, for a total purchase price of approximately $29,000,000. In connection with the Sale, CPI and Anicom also entered into a Supply Agreement pursuant to which Anicom is required to purchase a specified amount of wire and cable products manufactured by CPI during each of the five years following the Closing Date. See "Narrative Description of Business - Manufacturing";
and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         CPI has two remaining operating divisions. The first, located in Leominster, Massachusetts, operates under the name "BSCC" and manufactures low voltage wire and cable for the security, factory automation, signal and sound markets. The second, located in Auburn Hills, Michigan, operates under the name Energy Electric Assembly ("EEA") and specializes in designing and manufacturing cable assemblies primarily for robotics and machine tool manufacturers and end-users (factory automation). EEA obtains a majority of the components for its products from BSCC.

         Following the Sale of EEC in July 1997, the Company has focused on positioning itself as a leading manufacturer and assembler of wire and cable products. By developing long-standing relationships based on quality products, knowledge of its customers, continuity of supply, customized design and prompt delivery at competitive prices, the Company endeavors to expand its current market position in the connectivity industry. With a management team experienced in manufacturing and the specialized assembly businesses, the Company seeks to position itself to evaluate and pursue opportunities for advancement and growth in its industry through expansion into targeted geographical areas and new internally developed product lines, and the development of strategic relationships with major suppliers and manufacturers in the industry.

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

(b) Financial Information About Industry Segments
    ---------------------------------------------

         Financial information about industry segments is more fully described in Note 18 in the Notes to Consolidated Financial Statements included in this Report.

(c) Narrative Description of Business
    ---------------------------------

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

         The manufacturing process for insulated wire consists of extruding plastic compounds (the insulation) over conductive metal, such as copper (the conductor). Cables are then formed by combining various insulated wires. BSCC melts and applies compound to wire using extruders that pump molten compound through dies to shape it into its final form on the wire. After extrusion, insulated wires pass through a variety of secondary operations depending on the finished cable form. Secondary operations are primarily twinning (the twisting of two insulated wires), cabling (the grouping of a multitude of insulated wires) and jacketing (the extrusion of a plastic compound jacket over the finished cable). Additional operations may be performed to stripe insulated wire for identification and apply tape or braided metal shields for mechanical protection and reduction of electrical interference. BSCC is an Underwriters Laboratory(TM) ("UL") approved manufacturer and is ISO 9000 certified. The Company depends upon UL for approvals of many of its products. Currently, all of the Company's products requiring the UL designation are UL approved.

         BSCC uses copper as the base conductor material for the majority of the wire and cable it produces. BSCC has not experienced difficulties in obtaining sufficient supplies of copper in the past and typically purchases copper wire weekly to minimize its investment in inventory. Although the Company does not engage in hedging transactions for the purchase of copper, it typically orders copper 30 days in advance of its projected use. BSCC has generally been able to pass on increases and decreases in the price of copper to its customers, but there can be no assurance that it will be able to do so in the future. Given the volatility in the price and the worldwide plentiful supply of copper, BSCC does not generally enter into long term agreements to supply its products at a fixed price. See "Description of Business - Raw Materials."

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

         BSCC's products are sold to distributors and others on a non-exclusive basis. After the sale of the EEC division in July 1997, BSCC began utilizing several other key distributors in strategic product areas. During fiscal 1998 and 1997, Anicom, Inc. accounted for approximately 34% and 20%, respectively, of BSCC's net sales. No other customer accounted for more than 10% of BSCC's revenues during fiscal 1998 and 1997. BSCC also supplies standard and specialty products to the Company's EEA division which accounted for 5% and 7% of BSCC's net sales for Fiscal 1998 and 1997, respectively. BSCC currently sells to many distributors nationwide, and management believes that BSCC's relationships with its distributors are excellent. In general, BSCC's distributors are not obligated to carry BSCC's products exclusively and may carry products that compete with BSCC's products. Although the loss of one or more distributors could have an adverse effect on BSCC's results of operations in the short term, management believes that additional distributors could be added without significant delay.

         Assembly. EEA provides design application and assembly services to OEM's, such as machine-tool and robotics manufacturers, and to end-users of such factory automation equipment, in each case, primarily in the automobile industry. EEA's strategy is to design, engineer and produce subassemblies which combine cables with various connectors to strict specifications to create value-added products. In the assembly process, specialized cables are cut to length, then undergo many detailed processes in order to prepare the cables for connection and then are attached to specified connectors. Electrical inspection is then performed before final shipment.

         EEA seeks to capitalize on the development of modular machine tool design which requires complex cable assemblies to link machinery with the industrial computers controlling it. In addition, cable subassemblies previously "hardwired" into machinery by electricians are now being designed in modular form to promote faster and more economical retooling of equipment and assembly lines.

         Although EEA acquires its products from a variety of vendors and is not dependent on any single vendor, BSCC accounted for approximately 27% and 28% of EEA's purchases in 1998 and 1997, respectively.

         As the services provided by EEA are often time-intensive and can result in costly delays if not completed to exact specifications, EEA seeks to encourage OEM's who currently perform this function "in-house" to "outsource" these functions to EEA.

Competition

         The specialty wire and cable market is highly competitive and fragmented, but in recent years the industry has been experiencing consolidations. Many of the Company's competitors are substantially larger and have greater financial, engineering, distribution, manufacturing and other resources than the Company. Management believes that it competes successfully in its markets due to its experienced management team, its established reputation for quality products, its sales force, and its extensive knowledge of its current customer base.

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

            The copper futures contract as reported on the COMEX stabilized somewhat in 1998, decreasing 6.9% between the first and second half of 1998 as compared to a 11.3% decrease between the first and second half of 1997. However, during 1998, the copper futures contract as reported on the COMEX dropped 25.4% compared to 1997, reaching near the twelve year low for such contracts. The effects of copper pricing on profit is more fully described in Item 7A of this Report.


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

BACKLOG

            At the end of Fiscal 1998, backlog amounts were $1.1 million and $312,000 at BSCC and EEA respectively. At the end of Fiscal 1997, backlog amounts were $2.1 million and $540,000 at BSCC and EEA respectively. Backlog orders are usually subject to cancellation without penalty.

WORKING CAPITAL PRACTICES

         The Company provides rights to return product in certain instances.

EMPLOYEES

         As of March 1, 1999, the Company had 197 full time employees of whom 132 were employed at the BSCC manufacturing division and 65 were employed at the EEA assembly division.

RESEARCH AND DEVELOPMENT; GOVERNMENT CONTRACTS; SEASONALITY

         During the last three fiscal years, the Company did not materially engage in research and development or enter into government contracts. The Company is not subject to seasonal trends.

         ITEM 2. DESCRIPTION OF PROPERTIES

         The manufacturing facilities for BSCC consist of two leased premises comprised of 50,000 and 80,000 square feet of space, in Leominster, Massachusetts. The Company also leases an additional 9,000 square feet of office space in Leominster, Massachusetts. The office space meets current demands. BSCC believes that its existing manufacturing facilities are adequate for its present foreseeable needs.

                  EEA subleases, as a tenant at will, 30,000 square feet of office, assembly and warehouse space in Auburn Hills, Michigan. EEA believes the existing facility is adequate for its current and future needs; however, EEA will continue to increase space as the need arises. Management believes that adequate replacement space is readily available in its locality.


ITEM 3.           LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit captioned Wayne MacPherson v. BSCC, which was commenced in March 1999 in the State of New York Supreme Court for the County of Chenango. The complaint alleges that the Company wrongfully terminated the employment of Mr. MacPherson as a result of a medical disability. Mr. MacPherson is seeking approximately $2 million in damages. The Company believes that it has meritorious defenses which it intends to assert against Mr. MacPherson's claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         A. Market Information.
            -------------------

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

                                          1997                1998
                                    ---------------      ---------------
                                    High       Low        High      Low
                                    -----     -----      -----     -----
Fiscal quarter ended March 31       $6.94     $4.13      $3.81     $1.94
Fiscal quarter ended June 30         4.88      2.63       2.31      1.78
Fiscal quarter ended September 30    4.44      3.19       1.31      0.75
Fiscal quarter ended December 31     4.69      2.69       1.63      0.97


         B. Holders.
            --------

         On March 26, 1999, as reported by the Company's transfer agent, there were 5,565,256 shares of Common Stock issued and outstanding which were held of record by 1,832 persons, including several holders who are nominees for an undetermined number of beneficial owners.

         C. Dividends.
            ----------

         The Company has not declared or paid any cash dividends on its Common Stock since its inception nor does the Company intend to do so in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition as well as other relevant factors. It is currently the policy of the Company's Board of Directors to retain earnings, if any, to finance the Company's operations and the expansion of the Company's business. The Company is precluded from making any dividend payment under its current agreement with its lenders.

         D. Recent Sales of Unregistered Securities.
            ----------------------------------------

         The Company has not sold any unregistered securities during the last three fiscal years.

ITEM 6. SELECTED FINANCIAL DATA

         The data set forth below is derived from the Consolidated Financial Statements of the Company, which have been audited by independent auditors, except as otherwise noted. These historical and pro forma results are not necessarily indicative of the results to be expected in the future.


                                                           YEAR ENDED DECEMBER 31
                                   -------------------------------------------------------------------------
                                                                     Pro Forma (2)
                                                                         1996
                                    1998       1997        1996        Unaudited       1995(3)      1994(3)
                                   --------   ---------   --------   -------------   ----------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
Net sales                          $45,167    $ 41,708    $20,319        $35,830     $    --      $   190
                                   =======    ========    =======        =======     =======      =======
Income (loss) from continuing
 operations                        $(1,160)   $(14,444)   $  (274)       $    28    $   (153)     $   432
                                   =======    ========    =======        =======     =======      =======

Net income (loss)                  $ 3,714    $ (9,096)   $   359        $   768     $  (153)     $   432
                                   =======    ========    =======        =======     =======      =======

Income (loss) from continuing
 operations per common share:
   Basic and diluted               $ (0.21)   $  (2.60)   $ (0.05)       $  0.01     $ (0.03)     $  0.08
                                   =======    ========    =======        =======     =======      =======

Weighted average number of shares:
   Basic                             5,565       5,565      5,508          5,508       5,322(1)     5,322(1)
                                   =======    ========    =======        =======     =======      =======
   Diluted                           5,565       5,565      5,508          5,988       5,322        5,322
                                   =======    ========    =======        =======     =======      =======


                                                     AS OF DECEMBER 31
                                   -------------------------------------------------------


                                    1998       1997        1996        1995         1994
                                   --------   ---------   --------   --------     --------
SELECTED BALANCE SHEET DATA:
Total assets                       $ 29,617   $ 35,086    $ 63,945   $ 12,159     $ 12,359
                                   ========   ========    ========   ========     ========
Long term obligations              $     --   $     --    $ 34,295   $     --     $     --
                                   ========   ========    ========   ========     ========
Debt, in default                   $17,345    $ 18,300    $     --   $     --     $     --
                                   =======    ========    ========   ========     ========


-----------------

(1) Reflects the one-for-four reverse stock split occurring in December 1996.

(2) To enable a clearer understanding of the Company's operating results, selected unaudited pro forma amounts have been included covering the operations of the Company for the twelve months ended December 31, 1996 as if the CPI acquisition had occurred at January 1, 1996.

(3) The Company acquired CPI on May 31, 1996 - See Note 3 of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

         The primary business of Connectivity Technologies Inc. (the "Company") is the manufacture and assembly of wire and cable products through its subsidiary, Connectivity Products Incorporated ("CPI"). The major markets served by the Company are commercial and residential security, factory automation, traffic and transit signal control and audio systems. The Company has no operations other than those carried out by CPI.

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

Going Concern Considerations

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1998, the Company had negative working capital, was in default of its loan agreement and experienced recurring losses from continuing operations. In addition, amounts under the Company's loan agreement are due and payable and, although the lender has not so indicated, the lender has the right to proceed against the Company's assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans to resolve these matters presently include the sale by the Company's CPI subsidiary of some or all of its operating assets or the sale by the Company of its stock in CPI. If a sale is successfully consummated, the proceeds from the sale would be utilized first to pay the outstanding loan payable to the bank. In the event a CPI sale cannot be consummated, management intends to continue enhancing operations and seeking alternative sources of financing, as necessary.

         There can be no assurances that management will be successful in its efforts to sell some or all of the operating assets of CPI or for the Company to sell the stock of CPI at a price acceptable to the Board of Directors. Further, no assurance can be provided that proceeds from any sale would be sufficient to satisfy outstanding obligations. Similarly, should the Company not succeed in its CPI sale plans there can be no assurance that alternative financing will be available at commercially feasible rates, or at all. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Sale of Energy Electric Cable

         On July 11, 1997, CPI sold its distribution division which operated under the name, Energy Electric Cable (EEC) to Reel Acquisition Corp., a wholly-owned subsidiary of Anicom, Inc. The purchase price for the

EEC division consisted of approximately $27 million in cash after post-closing audit adjustments and 190,476 shares of Anicom common stock, par value $.001 per share, which was valued at $2 million for a total purchase price of $29 million. In connection with the sale, CPI entered into a Supply Agreement with Anicom, pursuant to which Anicom agreed to purchase a specified amount of wire and cable products, subject to adjustment, from CPI for each of the five years following the closing date. In Fiscal 1998, Anicom purchased an aggregate of approximately $12 million from CPI for wire and cable products in accordance with the terms of the Supply Agreement. During the six-month period ended December 31, 1997, Anicom purchased approximately $7 million from CPI. In addition, in connection with the sale, CPI refinanced its current debt obligations.

Acquisition of CPI
------------------

         On May 31, 1996, the Company acquired for $7.99 million in cash, 85% of the outstanding common stock of CPI from the Sellers. Concurrent with the acquisition, CPI redeemed shares of its common stock and incurred additional indebtedness, including refinancing of its existing debt. On June 30, 1998, four of the Sellers assigned all of their rights, title, and interest in their subordinated notes ($3,352,800 plus accrued interest of approximately $166,000), outstanding common stock of CPI (64 shares, representing approximately 8.4% of the total outstanding common stock of CPI) and outstanding stock options of CTI (114,695 options) to CTI and CPI. In exchange, the Company has agreed not to assert any claims concerning any matters against these former stockholders. The agreement required consents, which were received in July 1998, from outside third parties. On August 26, 1998, the Company entered into an agreement with another Seller pursuant to which the stockholder transferred to CTI and CPI subordinated notes of $1,414,600 plus accrued interest of approximately $94,000 along with 33.7941 shares of common stock of CPI (representing 4.4% interest of the outstanding common shares of CPI), 90,669 stock options of CTI and cash of $325,000. This agreement required consents from outside third parties, which were received in September 1998. The acquisition and related financing are more fully described in Notes 3 and 10 in the Notes to Consolidated Financial Statements included in this Report.

RESULTS OF OPERATIONS

         The consolidated financial statements filed herewith report the operations of the EEC division of CPI as a discontinued operation. Furthermore, results from continuing operations included in the Consolidated Statements of Operations for Fiscals 1998 and 1997 include twelve months of operations of CPI, whereas results from continuing operations included in the Consolidated Statements of Operations for the year ended December 31, 1996 include seven months of operations of CPI ("Fiscal 1996") as a result of the CPI acquisition - see Note 3 to the Consolidated Financial Statements included in this Report. Included in the table below are the Consolidated Statements of Operations of the Company for Fiscal 1998 and Fiscal 1997. To enable a clearer understanding of the Company's operating results, an unaudited pro forma Consolidated Statement of Operations ("Pro Forma 1996") has been included covering the operations of the Company for the twelve months ended December 31, 1996 as if the CPI acquisition had occurred at January 1, 1996. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The Pro Forma 1996 results of operations do not purport to represent what the Company's results of operations would have been had the CPI acquisition in fact occurred on January 1, 1996, or to project results of operations for or at any future period or date.

                         Connectivity Technologies Inc.

                      Consolidated Statements of Operations

                                                                                   YEAR ENDED DECEMBER 31
                                                                                                             PRO FORMA
                                                            FISCAL            FISCAL           FISCAL           1996
                                                             1998              1997             1996         (UNAUDITED)
                                                           ---------------------------------------------------------------

Net sales                                                  $45,167,299     $ 41,707,988       $20,318,996     $35,830,194
Cost of goods sold                                          36,801,437       35,393,009        14,499,866      25,658,764
                                                           --------------------------------------------------------------
     Gross profit                                             8,365,862       6,314,979         5,819,130      10,171,430

Selling, general and administrative expenses                 8,916,283       10,441,178         5,111,292       7,979,676
                                                           --------------------------------------------------------------
     Operating income (loss)                                  (550,421)      (4,126,199)          707,838       2,191,754

Other income (expense):
   Interest income                                               2,065           31,220           335,365          95,365
   Interest expense                                         (1,935,685)      (2,395,038)       (1,368,323)     (2,201,022)
   Gain on sale of investments                                  420,534
   Other                                                                         39,247            65,077         (34,923)
                                                           --------------------------------------------------------------
     Income (loss) from continuing operations before
      income taxes                                          (2,063,507)      (6,450,770)         (260,043)         51,174

Provision for income taxes (benefit)                          (903,986)       7,993,424            13,990          22,858
                                                           --------------------------------------------------------------
     Income (loss) from continuing operations               (1,159,521)     (14,444,194)         (274,033)         28,316

Discontinued operations:
   Income from discontinued operations, net of income
    taxes of $194,269 in Fiscal 1997, $620,262 in
    Fiscal 1996 and $1,016,122 in Pro Forma 1996                               292,132            633,193         739,416
   Gain on sale of discontinued operations, net of
    income taxes of $25,434 in 1998 and $6,398,995 in 1997      38,151       5,056,555
                                                           --------------------------------------------------------------
     Income from discontinued operations                        38,151        5,348,687           633,193         739,416
                                                           --------------------------------------------------------------
Extraordinary gain on forgiveness of subordinated notes,
    less income taxes of $517,038                            4,835,802
                                                           --------------------------------------------------------------
Net income (loss)                                           $3,714,432     $ (9,095,507)         $359,160       $ 767,732
                                                           ==============================================================
Weighted average shares outstanding:
   Basic                                                    5,565,256         5,565,272         5,508,057       5,508,057
                                                           ==============================================================
   Diluted                                                  5,565,256         5,565,272         5,508,057       5,987,925
                                                           ==============================================================
Basic earnings (loss) per share:
   Continuing operations                                    $    (.21)     $      (2.60)         $   (.05)  $         .01
   Discontinued operations                                        .01               .96               .11             .13
   Extraordinary income                                           .87
                                                            -------------------------------------------------------------
                                                                $ .67      $      (1.64)        $     .06    $        .14
                                                           ==============================================================
Diluted earnings (loss) per share:                                                                           $        .01
   Continuing operations                                                                                              .12
                                                           ==============================================================
    Discontinued operations                                                                                   $       .13
                                                           ==============================================================

         Year ended December 31, 1998 compared to year ended December 31, 1997

         Net sales for Fiscal 1998 increased to $45.2 million, an 8.3% increase over net sales of $41.7 million for Fiscal 1997. The increase in sales relates principally to sales made to EEC, a former division of the Company sold in the third quarter of 1997. In 1997, sales to EEC, to the date of disposal, were considered intercompany sales and, accordingly, were eliminated in consolidation. Net sales to external customers at the BSCC division increased by 18.4% primarily due to the impact of EEC sales, as described prior. Adjusting for the impact of sales to EEC, BSCC net sales decreased approximately 3.4% from 1997, primarily due to a decrease in the average copper spot price throughout 1998 as selling prices are based on the quoted copper spot price. Offsetting this decrease is an increase in the volume of copper pounds shipped in 1998 over 1997 levels. Net sales to external customers at the EEA division decreased 11.1%, primarily due to an overall slowdown in automotive programs in 1998, a strike at a major customer, and turnover in sales personnel.

         Cost of goods sold as a percentage of net sales for Fiscal 1998 decreased to 81.5% from 84.9% in Fiscal 1997. Consequently, gross profit as a percentage of net sales increased to 18.5% in Fiscal 1998 from 15.1% for Fiscal 1997. At BSCC, gross profit as a percentage of net sales increased to 12.3% in Fiscal 1998 from 5.4% in Fiscal 1997. The primary reasons for the significant increase in gross margin are improved inventory controls, the implementation of a standard costing system, headcount reductions, manufacturing efficiencies inherent in new machinery acquired throughout Fiscal 1997, and new manufacturing and scheduling processes implemented by management. Stabilization of copper prices over the current year also are reflected in improved gross margin performance; whereas in 1997 decreases in copper commodity prices, which are directly related to sales prices, lowered gross margins. At the Company's EEA division, despite the decrease in sales, gross profit as a percentage of net sales remained consistent at 32.2% in Fiscal 1998 compared to 32.1% in Fiscal 1997 due to a headcount reduction, thereby reducing the fixed costs of EEA's manufacturing facility.

         Selling, general and administrative expenses were $8.9 million for Fiscal 1998 compared to $10.4 million for Fiscal 1997 primarily due to a decrease in professional fees, headcount reductions, and non-recurring write-downs in 1997, offset somewhat by an increase in executive bonuses.

         Interest income was approximately $2,000 for Fiscal 1998 compared to $31,000 for Fiscal 1997. The decrease is due to the redemption in early Fiscal 1998 of all United States Treasury Bills held by the Company.

         Interest expense was $1.9 million for Fiscal 1998 compared to $2.4 million for Fiscal 1997. The decrease in Fiscal 1998 is primarily due to canceled subordinated debt and lower average debt balances outstanding during Fiscal 1998 offset somewhat by higher interest rates experienced by the Company during the latter half of the year and due to the Company not having the option in Fiscal 1998 to use the preferential LIBOR based interest rate. In Fiscal 1997, approximately $283,000 of interest expense was allocated to discontinued operations.

         In Fiscal 1998, the Company recorded a gain on the sale of investments of approximately $420,000 due to the sale of the Anicom stock received from the sale of EEC.

         In Fiscal 1998, the Company recorded an extraordinary gain of approximately $4.8 million, net of income taxes of approximately $517,000 relating to the forgiveness of subordinated notes. The aggregate amount of extraordinary gain is comprised of approximately $4.8 million in subordinated debt principal, $260,000 in subordinated debt interest payable, and a cash payment of $325,000.

         Income tax benefit for continuing operations totaled approximately $900,000 in Fiscal 1998 compared to income tax expense of approximately $8.0 million in Fiscal 1997. The Company's provision differs from the statutory tax rate in Fiscal 1997 primarily because the Company recorded an adjustment to increase the valuation allowance for deferred taxes totaling $9.9 million.

         Year ended December 31, 1997 compared to year ended December 31, 1996

         The Company's net sales for Fiscal 1997 increased to $41.7 million from actual $20.3 million for Fiscal 1996 which is primarily due to the effect of the acquisition of CPI in May 1996 as described above. Net sales for Fiscal 1997 increased 16.4% to $41.7 million from $35.8 million on a pro forma basis. Net sales at the BSCC division declined by 1.7% despite the fact that the volume of copper pounds shipped increased by approximately 10% during Fiscal 1997. The decline of the copper spot price throughout the latter half of 1997 directly impacted the selling prices quoted by the Company. Consequently, although sales volume increased, sales prices were reduced to reflect the reduced copper prices. Net sales at the EEA division increased 43.7%, primarily due to the increased sales to the automotive industry.

         Cost of goods sold as a percentage of net sales for Fiscal 1997 increased to 84.9% from actual 71.4% in Fiscal 1996. The increase in cost of goods sold as a percentage of net sales is as significant when compared to pro forma basis of 71.6%. Consequently, gross profit as a percentage of net sales decreased to 15.1% in Fiscal 1997 from actual 28.6% for Fiscal 1996. Pro forma gross profit as a percentage of net sales was 28.4%. At BSCC, gross profit as a percentage of net sales decreased to 5.4% in Fiscal 1997 from 19.6% in Pro Forma 1996. The primary reason for the deterioration in gross margin resulted from the significant decrease in the price of copper which occurred in the second half of Fiscal 1997. Copper is the principal raw material used in the Company's products. Since the Company does not hedge its copper inventories and the price the Company uses to sell its products is tied to the Comex spot price, the Company realized a significant loss on copper inventories purchased in the first half of Fiscal 1997 which were subsequently sold in the second half of Fiscal 1997. At the Company's EEA division, gross profit as a percentage of net sales remained consistent at 32.1% in Fiscal 1997 compared to 33.7% in Pro Forma 1996.

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

         Interest expense was $2.4 million for Fiscal 1997 compared to $1.4 million for Fiscal 1996. The increase in Fiscal 1997 from Fiscal 1996 is primarily due to the effect of the acquisition of CPI in May 1996 as described above, offset by lower average debt balances outstanding in Fiscal 1997 as compared to Fiscal 1996. Interest expense was $2.4 million for Fiscal 1997 compared to $2.2 million for Pro Forma 1996. In Fiscal 1997, approximately $283,000 of interest expense was allocated to discontinued operations whereas approximately $975,000 was allocated in Pro Forma 1996. In total, interest expense decreased between Fiscal 1997 and Pro Forma 1996. This is a result of lower average debt balances outstanding in Fiscal 1997 as compared to Pro Forma 1996. The lower average debt balances outstanding in Fiscal 1997 was due to the pay down of debt from the proceeds received from the sale of EEC.

         Income tax expense for continuing operations totaled $8.0 million in Fiscal 1997 compared to $14,000 in Fiscal 1996 and $23,000 on a pro forma basis. The Company's provision differs from the statutory tax rate in Fiscal 1997 primarily because the Company recorded an adjustment to increase the valuation allowance for deferred taxes totaling $9.9 million.

         Income from discontinued operations, net of income taxes was approximately $292,000 for Fiscal 1997 compared to $633,000 for Fiscal 1996 and $739,000 on a pro forma basis. Also in Fiscal 1997, the Company recorded a $5.1 million gain, net of taxes, resulting from the sale of the Company's EEC division.

FINANCIAL CONDITION AND LIQUIDITY

         During Fiscal 1998, cash flows from continuing operating activities used approximately $5.2 million as compared to using approximately $5.7 million in cash in Fiscal 1997. Included in the determination of cash flows from operating activities are tax payments of approximately $2.7 million related to the taxable gain realized on the sale of the Company's EEC division in 1997. These tax payments were financed with proceeds from long-term borrowings. A reduction in trade payables used approximately $2.4 million of operating cash flows, primarily caused by management intentionally decreasing vendor terms. Decreased accrued liabilities used approximately $1.9 million in operating cash flows, primarily caused by a change in terms to essentially cash-on-delivery for a major copper supplier and a pay-down of accrued professional fees. These uses of operating cash flows were somewhat offset by a reduction of accounts receivables providing approximately $2.4 million of operating cash flows. The decrease in accounts receivables was caused primarily to slower sales growth in the last half of Fiscal 1998 and the successful collection efforts of a newly employed full-time collections person at the BSCC division during Fiscal 1998. Further; certain outstanding account issues at EEA in 1997 were resolved during Fiscal 1998.

         Net cash provided by investing activities in Fiscal 1998 totaled $1.4 million compared to $24.1 million in Fiscal 1997. The decrease is primarily attributable to $25.5 million in net proceeds received in conjunction with the sale of the EEC division in Fiscal 1997. Total capital purchases decreased to $1.1 million in Fiscal 1998 from $2.3 million in Fiscal 1997 due primarily to the completion of the installation of new machinery at BSCC.

         Net cash provided by financing activities in Fiscal 1998 totaled $4.1 million compared to net cash used of approximately $19.3 million in Fiscal 1997. During Fiscal 1998, the Company was able to repay approximately $4.4 million against the credit facility compared to a repayment of approximately $32.7 million in Fiscal 1997, primarily from the proceeds received in conjunction with the sale of the EEC division. These repayments were offset by other net borrowings of approximately $8.2 million and $13.4 million in Fiscal 1998 and 1997, respectively.

         At the end of fiscal 1998, the Company was negotiating with its lender regarding possible terms and conditions of a new loan facility or an extension of the forbearance agreement which expired on November 30, 1998. In 1999, the Company continues to negotiate for a new loan agreement with its lender. In addition, amounts under the company's loan agreement are due and payable and, although the lender has not so indicated, the lender has the right to proceed against the Company's assets.

         Borrowings outstanding at December 31, 1998 accrued interest at 200 basis points over the bank's rate and were secured by substantially all the tangible assets of the Company. Outstanding borrowings at December 31, 1998 and 1997 were classified as a current liability because the Company was in default of the agreements in place at those dates.

         On June 30, 1998, four of the Sellers of CPI assigned all of their rights, title, and interest in their subordinated notes amounting to approximately $3.4 million plus accrued interest of approximately $166,000 to the Company and CPI. On August 26, 1998, the Company entered into an agreement with one other Seller in which the Seller assigned all of his rights, title, and interest in his subordinated notes amounting to approximately $1.4 million plus accrued interest of approximately $94,000 to the Company and CPI. Since the Company is not currently aware of any matter for which it would assert a claim against these Sellers, the Company, in exchange for the consideration received, has agreed to not assert any claims concerning any matters against these stockholders. These agreements required consents from other third parties that were received in 1998. As of the end of Fiscal 1998, the Company had approximately $900,000 of subordinated notes outstanding. The Company originally had $6 million of subordinated notes payable that resulted from the redemption of stock in connection with the acquisition of CPI. Interest accrues at a rate of 10% per annum; principal is due to be paid on May 31, 2003. At the end of Fiscal 1998 and 1997, the Company was in violation of certain covenants of the subordinated debt agreement. Accordingly, this debt has been classified as a current liability in the 1998 and 1997 consolidated financial statements. The Company was in violation of loan covenants throughout this period, therefore no interest was paid to subordinated debt holders as prescribed in the loan.

         Although management believes the Company will generate cash sufficient to fund its 1999 operations, no assurances can be provided in this regard. Similarly, although management expects to do so, no assurances can be provided the Company will be able to negotiate a new loan facility or an extension of the forbearance agreement with its current lender or from any other source. As discussed earlier, the Company is planning to sell its CPI subsidiary or some or all of its operating assets. If a sale is successfully consummated, the proceeds from the sale would be utilized first to pay the outstanding loan payable to the bank. In the event a CPI sale cannot be consummated, management intends to continue enhancing operations and seeking alternative sources of financing, if necessary. There can be no assurances that management will be successful in its efforts to sell some or all of the operating assets of CPI or for the Company to sell the stock of CPI at a price acceptable to the Board of Directors. Further, no assurance can be provided that proceeds from any sale would be sufficient to satisfy outstanding obligations. Similarly, should the Company not succeed in its CPI sale plans there can be no assurance that alternative financing will be available at commercially feasible rates, or at all.

INTANGIBLE ASSETS

         The Company periodically evaluates its intangible assets for impairment. If facts and circumstances indicate that the Company's intangible assets might be impaired, the estimated future undiscounted cash flows associated with the intangible asset would be compared to its carrying amount to determine if a write-down to fair value is necessary.

         As previously described, there is substantial doubt about the Company's ability to continue as a going concern. The Company has undertaken a number of initiatives to alleviate the doubt and there can be no assurance that the Company will be able to successfully carry out those initiatives. Depending on the ultimate outcome of these initiatives, the Company could be required to record an impairment charge pertaining to goodwill associated with one or both of its divisions.

PUT AND CALL OPTIONS

         In connection with the acquisition of CPI by CTI, CTI granted the CPI minority stockholders (Stockholders) the option to require CTI to purchase (put) their remaining common stock of CPI, and each Stockholder granted CTI the option to purchase (call) the remaining outstanding stock. The put and call purchase price is based on a formula which is tied to the market value of CTI's common stock at the date of sale. These options are exercisable on November 30, 2000, May 31, 2001 and November 30, 2001 in an amount on each option date equal to one-third of the outstanding stock (on a cumulative basis). As a result of five of the original six Sellers of CPI assigning their stock of CPI to CTI during Fiscal 1998, the put and call provision only applies to the remaining stockholder. There are limitations on the Stockholders' ability to sell his common stock. At December 31, 1998, the value of these options is not material.

YEAR 2000

         The Company has made significant progress in its identification of Year 2000 compliancy issues. Its BSCC division implemented and upgraded its accounting and manufacturing software, all of which is Year 2000 compliant. The EEA division has recently purchased the same software and anticipates implementation of this software in the second quarter of 1999. The Company's hardware compliance issues have been identified and non-compliant hardware is in the process of being or has been replaced or upgraded. Most other production software and database applications which are not Year 2000 ready have been scheduled to migrate to fully compliant systems by mid 1999. A portion of the software upgrades has already been purchased by the Company. Altogether, the total cost to upgrade, test, and implement the Company's hardware and software to date has been approximately $425,000 which has been capitalized and has been funded through cash flows and bank borrowings. An additional $50,000 is anticipated to be incurred to complete remediation efforts, which will be funded through cash flows and bank borrowings. The Company requires a new job writing production software design. The programming required to make the job writing software compliant, which is being performed internally, has begun and it is anticipated that this software will be fully programmed and tested during the fourth quarter of 1999. There is a contingency plan if this project is not completed by December 31, 1999. All software and hardware has been tested and non-compliant issues will be addressed in the second quarter of 1999. No contingency plan exists in the event that any tested system fails. The Company plans to evaluate such failures on a case by case basis. The Company is in the process of determining whether its customers, service providers, and suppliers are Year 2000 compliant. Current plans are for this phase of the Company's Year 2000 project to be completed in the second quarter of 1999.

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

INCOME TAX MATTERS

         In Fiscal 1997, management was unable to conclude that it is more likely than not the Company will realize its net deferred tax assets. Accordingly, the valuation allowance increased by approximately $9.9 million in 1997, due primarily to changes in judgment about future year's operating results. This charge has been reflected in income from continuing operations.

         At December 31, 1998, the Company has available approximately $76 million of net operating loss carryforwards and $1.4 million of tax credit carryforwards for federal tax purposes. Except as described below, these carryforwards may be used to offset future taxes on income, if any, and expire beginning in 1998 through 2010.

         Should an ownership change of the Company occur, as defined under section 382 of the Internal Revenue Code (the "IRC"), the Company could lose the ability to utilize some or all of these net operating loss carryforwards and tax credit carryforwards. The Company has determined that an ownership change has not occurred through December 31, 1998. The Company has determined that the if the assets or stock of CPI are sold an ownership change will not be deemed to have taken place and the Company would retain the ability to utilize some or all of the net operating loss carryforwards.

         The use of the Company's net operating losses is further limited by section 384 of the IRC. At the time of the acquisition of CPI by the Company, the fair value of the CPI assets acquired exceeded the associated tax basis. (This difference is referred to as "built-in-gain"). Net operating loss carryforwards currently may not be used to offset the portion of any gain that may be recognized upon the sale of CPI assets that was "built-in" at the date of acquisition. In this connection, net operating loss carryforwards were not available to offset the "built-in-gain" portion ($6.2 million) of the gain recognized on the 1997 sale of its EEC division assets. Additionally, the Company has decided to pursue the sale of its CPI subsidiary. If this sale were to occur as an asset sale, the "built-in-gain" associated with BSCC's and EEA's assets is approximately $20.3 million.

         To the extent the Company is able to utilize net operating loss and tax credit carryforwards subsequent to December 31, 1998, the first $9.9 million of such amount recognized will be credited to operations and the recognition of any further amounts will be recorded with an offsetting reduction to goodwill.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company utilizes copper in its production processes and is therefore subject to risks associated with the movement of the price of copper. Generally, the Company's sales prices reflect the price of copper on the day product shipped. Accordingly, if the price of copper drops between the initial date of the customer's order and the date of shipment, so does the sales price of product shipped. Alternatively, when the price of copper rises, the Company is able to upwardly adjust its sales prices. The amount of risk to which the Company is exposed correlates to the amount of copper in inventory at a point of time. The Company does not hedge potential movements in the price of copper. The affect of copper pricing is more fully described in "Description of Business - Raw Materials". Should the price of copper decrease by 10%, the Company's gross margins would be adversely impacted by approximately $65,000.

The Company also is subject to interest rate risk with respect to amounts outstanding under its credit agreement at December 31, 1998. Amounts outstanding under the credit agreement bore interest at a variable rate, which was 9.75% at December 31, 1998. An increase in interest rates of ten percent (97.5 basis points) would increase interest expense and 1999 interest payments by approximately $160,000.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements contained in Item 1 (Description of Business) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that were not historical facts may be forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by words such as "believes", "plans", "intends", and similar expressions. The Company cautions readers that these forward looking statements are subject to a variety of risks and uncertainties that could cause the Company's actual results in 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties are more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in such filings. These risks and uncertainties, include, without limitation, general economic and business conditions affecting the industries of the Company's customers, competition from other manufacturers and assemblers that have greater financial, technical, and marketing resources than the Company, the Company's ability to adequately address its going concern issues in a timely matter including, without limitation, its ability to sell assets, including its stock interests in CPI, and reduce its debt, negotiate a long term credit facility with its lender, and the Company's ability to adequately address its Year 2000 issues in a timely manner.


ITEM 8. FINANCIAL STATEMENTS

The response to this Item is submitted in a separate section of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 18, 1997, PricewaterhouseCoopers, LLP ("Coopers") resigned as the Company's independent public accountants. Coopers' reports on the Company's financial statements for the fiscal years ended December 31, 1995 and 1996 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Company's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. There were no disagreements with Coopers for the fiscal years ended December 31, 1995 and 1996 or for the interim periods subsequent to December 31, 1996, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers would have caused them to make reference thereto in their reports on the financial statements for such years.

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


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:



Name                                   Age       Position(s)                              Director and/or Executive
----                                   ---       -----------                              Officer Since
                                                                                          -------------
James M. Hopkins                       58        President, Chief Executive Officer and   September 1997
                                                 Director(1)
Ramon D. Ardizzone                     61        Director(2)                              November 1995
Clarke H. Bailey                       45        Director(1)                              November 1995
David R. Flowers                       58        Director(1)(2)                           April 1997
Herbert M. Friedman                    67        Director(3)                              November 1995
Stephen P. Kelbley                     56        Director(3)                              December 1996
Kurt Cieszkowski                       32        Executive Vice President                 September 1997
George H. Buckham                      39        Secretary and Controller                 August 1998

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

         James M. Hopkins has served as President, Chief Executive Officer and a director of the Company and CPI since September 1997. He has also served as Chief Operating Officer of the BSCC division of CPI since September 1997. Prior to joining the Company, Mr. Hopkins was the Vice President of Sales for Intech/Belden, a wire and cable manufacturing company from September 1995 until May 1997. From May 1990 until June 1995, Mr. Hopkins held various positions at Helix Hitemp Cable, a wire and cable company, including Vice President of Sales and President.

         Ramon D. Ardizzone has served as a director of the Company since November 1995, and is currently Chairman of the Board of Glenayre Technologies, Inc. ("Glenayre"), a paging and messaging infra-structure technology company. From 1988 to 1998, Mr. Ardizzone was employed by Glenayre in various capacities.

         Clarke H. Bailey has served as a director of the Company since November 1995. From February 1995 until its merger with Iron Mountain Incorporated ("Iron Mountain") in January 1998, Mr. Bailey served as Chairman of the Board and Chief Executive Officer of Arcus, Inc. ("Arcus"). He also served as Chairman of the Board and Chief Executive Officer of United Acquisition Company and Arcus Technology Services, Inc., subsidiaries of Arcus from February 1995 until they merged with Arcus in January 1998. Mr. Bailey is a director of Iron Mountain, a national, full-service provider of records management and related services. He is currently a director and Co-Chairman of the Board of Hudson River. He served as Chief Executive Officer and a director of Glenayre from December 1990 until March 1994 and as its Vice Chairman of the Board from November 1992 to July 1996. In March 1994, Mr. Bailey was named Chairman of the Executive Committee of the Board of Glenayre, and he relinquished the title of Chief Executive Officer. Mr. Bailey is also a director of Swiss Army Brands, Inc. ("Swiss Army"), the exclusive United States and Canadian importer and distributor of Victorinox Original Swiss Army Knives and professional cutlery as well as other products. Mr. Bailey is a director of SWWT, Inc., a publicly traded company seeking acquisition opportunities.

         George H. Buckham, a CPA, has served as Secretary of the Company since August 1998. He joined the Company in December 1996 as Senior Financial Analyst. Previously, he was a Supervisor for five years for the CPA firm of Joseph B. Cohan & Associates of Worcester, Massachusetts. Prior to that, he held various managerial, accounting and auditing positions, representing over 15 years of business experience.

         David R. Flowers has served as a director of the Company since April 1997. Mr. Flowers served in various capacities at Pulse Engineering Inc., an electronics company ("Pulse"), including Chairman of the Board and Chief Executive Officer from July 1986 until October 1995, President from July 1982 until July 1986 and in various other executive positions from 1977 until 1982. Mr. Flowers also serves as director of Babcock Inc. ("Babcock"), a supplier of high reliability components and subsystems to the aerospace and avionics industry, and of Autosplice Inc.("Autosplice"), a producer of specialty interconnection equipment and components for the electronics industry. Mr. Flowers serves on the Compensation and Audit Committees of Babcock and Autosplice.

         Herbert M. Friedman, Esq. has served as a director of the Company since November 1995. Since April 1998, Mr. Friedman, who is an attorney, has performed services for various entities including Hudson River. Prior thereto, from 1967 to April 1998, Mr. Friedman was a member of the law firm of Zimet, Haines, Friedman & Kaplan. Zimet, Haines, Friedman & Kaplan acted as counsel to the Company until April 1998. Mr. Friedman is also a director of Hudson River, Swiss Army, Victory Ventures LLP, a company which conducts its operations through small and medium sized companies in which it holds either controlling or non-controlling equity interests, Noel Group, Inc., a company which conducts its operations through small and medium sized companies in which it holds either controlling or non-controlling equity interests, Equities Enterprises, Inc., a company with controlling and other interests in various industries, including the employee leasing industry, and Carlyle Industries, Inc., a distributor of buttons, home sewing, craft and other products.

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

         Based solely on its review of the copies of such forms furnished to the Company by such reporting persons during the fiscal year ended December 31, 1998, or written representations from such reporting persons that no Forms 5 were required for those persons with respect to such period, the Company believes that during the fiscal year ended December 31, 1998 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information regarding compensation awarded or earned, whether paid or deferred, by the persons who served as the Company's Chief Executive Officer and the Company's other highly compensated executive officer during Fiscal 1998 (the "Named Executive Officers") and during each of the last three fiscal years.

                                                                                         LONG TERM COMPENSATION
                                                                                -------------------------------------------------
                                              ANNUAL COMPENSATION                  AWARDS                      PAYOUTS
                                       --------------------------------------   -------------                -----------
              (a)            (b)        (c)            (d)           (e)          (f)            (g)            (h)        (i)
                                                                    OTHER
                                                                    ANNUAL      RESTRICTED     SECURITIES                ALL OTHER
                                                                    COMPEN-       STOCK        UNDERLYING       LTIP       COMPEN-
      NAME AND PRINCIPAL                                            SATION       AWARD(S)       OPTIONS/       PAYOUTS     SATION
            POSITION        YEAR     SALARY($)      BONUS($)          ($)          ($)          SARS(#)          ($)        ($)
-------------------------   ----     ---------      --------      -----------   -----------    -----------     ---------    ------
James M. Hopkins            1998       150,000       $50,000          1,407         -0-           75,000          -0-          -0-
   President and Chief      1997        85,982       $10,000           -0-          -0-           50,000(1)       -0-          -0-
   Executive Officer


Kurt Cieszkowski            1998      $175,000       $175,000        $1,925         -0-            -0-            -0-          -0-
   Executive Vice           1997      $211,026          -0-          $2,586         -0-           45,643(2)       -0-          -0-
    President               1996        (3)             -0-            -0-          -0-            -0-            -0-          -0-

----------

(1) Includes 25,000 options to purchase shares of Common Stock which were granted pursuant to the terms of Mr. Hopkins' employment agreement. See "Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Arrangements."

(2) Represents options to acquire shares of Common Stock exercisable at $3.59 per share which were granted in replacement of options to purchase a like number of shares of Common Stock which had been granted in 1996.

(3) This person was not a Named Executive Officer for the year ended December 31, 1996.

                      OPTION/SAR GRANTS DURING FISCAL 1998

         The following table sets forth information regarding individual grants of options and/or warrants made by the Company during Fiscal 1998 to each of the Named Executive Officers:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

-----------------------------------------------------------------------------------------------
                                                                   POTENTIAL REALIZABLE
                                                                      VALUE AT ASSUMED
                                                                   ANNUAL RATES OF STOCK
                                                                   PRICE APPRECIATION FOR
                       INDIVIDUAL GRANTS                                OPTION TERM
-----------------------------------------------------------------------------------------------
      (a)               (b)            (c)           (d)         (e)         (f)      (g)
                      NUMBER OF   PERCENT OF TOTAL
                     SECURITIES     OPTIONS/SARS    EXCISE
                     UNDERLYING      GRANTED TO     OF BASE
                    OPTIONS/SARS   EMPLOYEES IN     PRICE     EXPIRATION      5%      10%
     NAME             GRANTED (#)   FISCAL YEAR     ($/SH)       DATE        ($)      ($)
-----------------------------------------------------------------------------------------------
James M. Hopkins       75,000(1)         60.0%      $1.13      7/16/08      $53,250    $135,000
Kurt Cieszkowski         -0-              --         -0-          --           -0-         -0-

-------------
(1) Consists of options to purchase shares of Common Stock. These options vest in three equal annual installments commencing on the first anniversary of the date of grant. In the event a change in control occurs with respect to the Company, all of the options will become fully vested and exercisable on such date. If the Named Executive Officer's employment with the Company is terminated under certain circumstances, all of the options will expire on such date of termination.


       AGGREGATED OPTION EXERCISES DURING FISCAL 1998 AND FISCAL YEAR-END
                                 OPTION VALUE.

         The following table provides information related to options and warrants exercised by the Named Executive Officers during 1998 and the number and value of unexercised options and warrants held by each of the Named Executive Officers at year-end. The Company does not have any outstanding stock appreciation rights:


                                                                           NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                                          UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                                                           OPTIONS, WARRANTS AT                OPTIONS, WARRANTS
                                                                            FISCAL YEAR-END (#)            AT FISCAL YEAR-END ($)(1)
                                                                           --------------------            -------------------------
                         SHARES ACQUIRED
NAME                     ON EXERCISE (#)      VALUE REALIZED ($)    EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                     ---------------      ------------------    -----------      -------------     -----------     -------------
James M. Hopkins             -0-                    -0-                5,319(2)        119,681(2)           -0-             -0-
Kurt Cieszkowski             -0-                    -0-                3,448(3)         42,195(3)           -0-             -0-

-------------
(1)  Based on a closing price on December 31, 1998 of $.97 per share.

(2) Consists of 75,000 options exercisable at $1.13 per share, 25,000 options exercisable at $3.59 per share and 25,000 options exercisable at $4.03 per share to acquire a like number of shares of Common Stock.
(3) Consists of an aggregate of 45,643 options exercisable at $3.59 per share to acquire a like number of shares of Common Stock.

The Company has no long term incentive plans or defined benefit plans.

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

         In July 1998, the Company granted stock options exercisable at $1.13 per share to its directors as follows:

           Clarke H. Bailey                    200,000 shares
           James M. Hopkins                     75,000 shares
           Herbert M. Friedman                  35,000 shares
           Ramon D. Ardizzone                   10,000 shares
           David R. Flowers                     10,000 shares
           Stephen P. Kelbley                   10,000 shares

         The Company also granted 250,000 options to Clarke H. Bailey in July 1998 which are exercisable at $4.00 per share.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

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

         In April 1998, CPI entered into an agreement with Kurt Cieszkowski which provides that in the event of the sale of EEA on or before April 1, 1999, CPI shall pay Mr. Cieszkowski a closing bonus of $100,000 plus an additional amount in the event the sale proceeds exceed $14,000,000. The Company did not sell EEA on or before April 1, 1999, thus this agreement has expired and has not been extended.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners.
             ------------------------------------------------

         The following table sets forth, as of March 24, 1999, information regarding the holdings of all persons known to own beneficially more than 5% of the Company's Common Stock. Unless otherwise indicated, such ownership is believed to be direct, with the holder possessing sole voting and investment powers.

                                              SHARES BENEFICIALLY                  PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNED                          CLASS(1)
------------------------------------        ------------------------         -----------------------
Hudson River Capital LLC                         1,854,044(2)                        33.3%
667 Madison Avenue
New York, NY  10022

--------------


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

         (b) Security Ownership of Management.
             ---------------------------------
         The following table sets forth certain information, as of March 24, 1999 concerning shares of Common Stock owned of record or beneficially by each director, and by each of the Named Executive Officers (as defined in the section entitled "Executive Compensation", and by all executive officers and directors as a group). The footnotes also reflect the ownership by such persons of each class of equity securities of Hudson River, which may be deemed to be the parent of the Company within the meaning of the federal securities laws, and CPI.

                                                                 PERCENT
                             SHARES BENEFICIALLY               BENEFICIALLY
NAME                                OWNED(1)                     OWNED(2)
----                        -----------------------           ---------------
Ramon D. Ardizzone                 6,750(3)                            *
Clarke H. Bailey                  77,225(4)                          1.3%
David R. Flowers                   2,500(5)                            *
Herbert M. Friedman                6,750(6)                            *
James M. Hopkins                   5,319(7)                            *
Stephen P. Kelbley                 2,500(8)                            *
Kurt Cieszkowski                   3,448(9)                            *

All executive officers and
 directors as a group
 (8 persons)                     104,492(10)                         1.9%

-------------

 *   Less than 1%.
(1) Unless otherwise indicated, each of the parties listed has sole voting and investment power over the shares owned. The number of shares of Common Stock indicated includes, in each case, the number of shares of Common Stock currently issuable upon exercise of options granted under the Company's 1991 Stock Incentive Plan (the "1991 Plan"), the Company's 1996 Stock Incentive Plan (the "1996 Plan") and non-plan warrants and options. For purposes of this table, shares are deemed to be "currently issuable" if they may become issuable upon exercise of an option or warrant within 60 days following the date hereof.
(2) Based on 5,565,256 shares of Common Stock currently issued and outstanding. In addition, treated as outstanding for the purpose of computing the percentage ownership of each individual or group are shares of Common Stock currently issuable to such individual or group upon exercise of options or warrants.
(3) Represents 6,250 shares of Common Stock currently issuable upon exercise of a warrant and 500 shares of Common Stock issuable upon exercise of an option. Does not include 10,000 options, a portion of which first become exercisable in July 1999. Mr. Ardizzone is the owner of 7,552 Series B preferred units (less than 1% of the voting securities) of Hudson River.
(4) Consists of 26,725 shares of Common Stock held directly, 50,000 shares of Common Stock currently issuable upon exercise of a warrant and 500 shares of Common Stock issuable upon exercise of an option. Does not include 450,000 options, a portion of which first become exercisable in July 1999. Mr. Bailey is the owner of 98,239 series B preferred units of Hudson River and holds 155,000 plan units issued by Hudson River which entitle Mr. Bailey to voting rights and to receive a portion of the appreciation of Hudson River's assets since the date of grant of such units, under certain circumstances ("Plan Units"). Of Mr. Bailey's Plan Units, 75,000 are beneficially owned by a charitable foundation of which Mr. Bailey is a trustee. The series B preferred units and the Plan Units beneficially owned by Mr. Bailey collectively represent approximately 2.6% of the voting securities of Hudson River.
(5) Represents 2,500 shares of Common Stock issuable upon the exercise of options. Does not include 10,000 options, a portion of which first become exercisable in July 1999.
(6) Represents 6,250 shares of Common Stock currently issuable upon exercise of a warrant and 500 shares of Common Stock issuable upon exercise of an option. Does not include 35,000 options, a portion of which first become exercisable in July 1999. Mr. Friedman is the owner of 4,762 series B preferred units (less than 1% of the voting securities) of Hudson River.
(7) Represents 5,319 shares of Common Stock issuable upon the exercise of options. Does not include 119,681 options, a portion of which first become exercisable in July 1999.
(8) Represents 2,500 shares of Common Stock issuable upon exercise of an option. Does not include 10,000 options, a portion of which first become exercisable in July 1999.
(9) Represents 3,448 shares of Common Stock issuable upon the exercise of options. Does not include 42,195 options, a portion of which first become exercisable in July 1999.
(10) Does not include 679,376 shares of Common Stock issuable upon exercise of options and warrants which are not yet exercisable and certain shares with respect to which beneficial ownership is disclaimed. The executive officers and directors as a group beneficially own 16.8971 shares (2.2%) of CPI Common Stock, 110,553 series B preferred units and 155,000 Plan Units (collectively, 2.8% of the voting securities) of Hudson River.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to the Stockholders' Agreement executed in connection with the acquisition of CPI, the Company granted to the Sellers a put option to sell their shares of CPI Common Stock to the Company, and the Sellers granted the Company a call option to purchase Sellers' shares of CPI Common Stock (collectively, the "Put/Call Options") at a price to be determined based on the then market value of the shares of the Company's Common Stock now outstanding subject to specified adjustments. The Put/Call Options are exercisable in increments of one-third of Sellers' shares of CPI Common Stock on each of the 54th, 60th and 66th month anniversary dates of the closing of the CPI transaction and become immediately exercisable in the event of a merger, liquidation, sale of substantially all of the assets or change of control of the Company. The Stockholders Agreement contains additional provisions including, among others, provisions relating to the inclusion of certain of the Sellers in management's slate of nominees for election as directors of the Company, provided that they remain as employees of the Company or CPI (only one Seller, Mr. Cieszkowski, remains employed), the Company's commitment to a maximum investment of $3,500,000 in CPI Preferred Stock, restrictions on the transferability of shares of CPI stock held by the Company and by the Sellers, "tag along" rights which entitle the Sellers to sell, and "drag along" rights which require the Sellers to sell, their shares of CPI Common Stock in the event of a proposed transfer by the Company of all of its shares of CPI Common Stock, participation rights in favor of the Sellers in any future issuances of capital stock or options or warrants convertible into capital stock of CPI (other than employee stock options) for cash or in any additional entity organized by the Company to make acquisitions in the wire and cable industry, and restrictions on the Company's ability to acquire any business not engaged in the wire and cable industry without the consent of the holders of a majority of the shares of CPI Common Stock held by the Sellers.

         In July 1997, the Company approved the prepayment of $350,000 of principal due under a note in the principal amount of $1,764,000 payable to James Harrington, a former Director and Officer of the Company. This amount was paid in 1998. Under the terms of the note, such principal was scheduled to be paid in May 2003.

         The law firm of Zimet, Haines, Friedman & Kaplan, of which Herbert M. Friedman, a director of the Company, was a partner, provided legal services to the Company and CPI during Fiscal 1998.

         Reference is also made to "Item 11. Executive Compensation - Compensation of Directors."


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following consolidated financial statements are included in Item 8:

*    Consolidated Balance Sheets as of December 31, 1998 and 1997
* Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996
* Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
* Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

(a) 2. Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a) 3. Listing of Exhibits

Exhibit
Number                         Description of Exhibit
------                         -----------------------
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

Exhibit
Number                         Description of Exhibit
------                         -----------------------
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

10.21 Credit Agreement (the "Credit Agreement"), dated as of May 31, 1996, by and among NBD Bank ("NBD") and The First National Bank of Boston
         ("FNBB" and, together with NBD and the other lending institutions listed on Schedule 1 thereto, the "Banks"), each individually and as Co-Agents, and CPI (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June
         30, 1996 (the "1996 Second Quarter 10-QSB") ).

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


Exhibit
Number                         Description of Exhibit
------                         -----------------------
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

                                       32


Exhibit
Number                         Description of Exhibit
------                         -----------------------
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

10.66    Form of director's stock options under stock option plans.

10.67    Form of non-plan director's stock option.

10.68    Form of employee/director stock option.

21.1 Subsidiaries of the Registrant (incorporated by reference to the Company's 1996 Annual Report).

23(a)    Consent of Ernst & Young LLP.*

27.1     Financial Data Schedule.*

----------------

*  Filed herewith.

         (b) Reports on Form 8-K:
             --------------------

         On October 30, 1998, the Company filed a Current Report on Form 8-K in connection with the entering into discussions with its lenders regarding an extension of the Forbearance Agreement which would otherwise terminate on November 30, 1998. The Company also reported that its previously announced discussions with a prospective buyer for its EEA division had been terminated and the Company had been approached by potential buyers for all of the assets of the company, including its EEA and BSCC divisions. Connectivity reported that it is in full compliance with all of the terms and conditions of the Forbearance Agreement.

         On December 1, 1998, the Company filed a Current Report on Form 8-K in connection with the continuation of active discussions with its lenders regarding the possible restructuring of the bank debt to replace the expired Forbearance Agreement. As reported the new arrangement may include an asset-based loan and would include the repayment to the Banks of more than $1 million in cash generated from operations in recent months. The Company believes that a restructuring will be achieved and that the Banks would not demand immediate payment while the discussions continue in a manner acceptable to the Banks.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 13, 1999                             CONNECTIVITY TECHNOLOGIES INC.

                                                  By: /s/ James M. Hopkins
                                                      --------------------------
                                                      James M. Hopkins
                                                      Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                           Title                     Date
    ---------                           -----                     ----

/s/ James M. Hopkins            President, Chief Executive    April 13, 1999
----------------------          Officer and Director
 James M. Hopkins


/s/ Ramon D. Ardizzone          Director                      April 13, 1999
----------------------
 Ramon D. Ardizzone


/s/ Clarke H. Bailey            Director                      April 13, 1999
----------------------
 Clarke H. Bailey


/s/ David R. Flowers            Director                      April 13, 1999
----------------------
 David R. Flowers


/s/ Herbert M. Friedman         Director                      April 13, 1999
----------------------
 Herbert M. Friedman


/s/ Stephen P. Kelbley          Director                      April 13, 1999
----------------------
 Stephen P. Kelbley


/s/ George H. Buckham           Controller (Principal         April 13, 1999
----------------------          Accounting Officer)
 George H. Buckham


                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

                          List of Financial Statements

                                Certain Exhibits

                          Year ended December 31, 1998

                         Connectivity Technologies Inc.

                                 Leominster, MA

                         Connectivity Technologies Inc.

                    Audited Consolidated Financial Statements


                  Years ended December 31, 1998, 1997 and 1996




                                    CONTENTS

Report of Independent Auditors (by Ernst & Young LLP)......................F-1
Report of Independent Accountants (by PricewaterhouseCoopers LLP)..........F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................F-3
Consolidated Statements of Operations......................................F-4
Consolidated Statements of Stockholders' Equity............................F-5
Consolidated Statements of Cash Flows......................................F-6
Notes to Consolidated Financial Statements.................................F-8

                         Report of Independent Auditors

The Board of Directors and Stockholders
Connectivity Technologies Inc.

We have audited the accompanying consolidated balance sheets of Connectivity Technologies Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connectivity Technologies Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, at December 31, 1998, the Company had negative working capital, was in default of its loan agreement and experienced recurring losses from continuing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                        ERNST & YOUNG LLP
Boston, Massachusetts
March 12, 1999

                        Report of Independent Accountants


The Board of Directors and Stockholders
Connectivity Technologies Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Connectivity Technologies Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows and changes in stockholders' equity of Connectivity Technologies Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

Other than for the reclassification for the discontinued operations as discussed in Note 4, our audit report is based on the facts and conditions that existed at February 24, 1997.



                                           PricewaterhouseCoopers LLP


Detroit, Michigan
February 24, 1997, except Note 4,
  for which the date is June 4, 1997

                         Connectivity Technologies Inc.

                           Consolidated Balance Sheets


                                                                     DECEMBER 31
                                                               1998           1997
                                                            -----------    -----------
ASSETS
Current assets:
   Cash                                                     $   598,804    $   245,843
   Marketable securities                                                     3,127,012
   Accounts receivable:
     Trade, less allowances of  $309,536 in 1998 and          6,672,085      9,012,618
       $321,000 in 1997
     Other                                                       68,048        119,093
   Inventories                                                5,203,023      5,130,915
   Prepaid expenses and other current assets                    129,883        223,983
   Refundable income taxes, net                                 286,733
                                                            -----------    -----------
Total current assets                                         12,958,576     17,859,464

Property, plant and equipment, net                            6,949,801      7,053,318
Goodwill and other intangible assets                          9,606,045     10,062,065
Other assets                                                    102,919        110,735
                                                            -----------    -----------

                                                            $29,617,341    $35,085,582
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Loan payable to bank, in default                         $16,462,168    $12,300,000
   Subordinated notes payable                                   882,600      6,000,000
   Trade accounts payable                                     2,740,040      5,104,598
   Accrued liabilities                                        1,895,116      3,783,640
   Income taxes payable                                                      3,356,314
                                                            -----------    -----------
Total current liabilities                                    21,979,924     30,544,552

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none outstanding
   Series B common stock, $.04 par value, 750,000 shares
     authorized, none outstanding
   Common Stock, $.04 par value, 20,000,000 shares
     authorized, 5,771,857 shares issued, 5,565,256 shares
     outstanding                                                230,874        230,874
   Additional paid-in capital                               109,336,244    109,336,244
   Accumulated deficit                                     (101,921,437)  (105,635,869)
   Less 206,601 shares in treasury, at cost                      (8,264)        (8,264)
   Unrealized gain on marketable securities, less income
     taxes of $411,001                                                         618,045
                                                            -----------    -----------
Total stockholders' equity                                    7,637,417      4,541,030
                                                            -----------    -----------

                                                            $29,617,341    $35,085,582
                                                            ===========    ===========

See accompanying notes.

                         Connectivity Technologies Inc.

                      Consolidated Statements of Operations


                                                                    YEAR ENDED DECEMBER 31
                                                           1998            1997             1996
                                                       ------------    ------------    ------------

Net sales                                              $ 45,167,299    $ 41,707,988    $ 20,318,996
Cost of goods sold                                       36,801,437      35,393,009      14,499,866
                                                       ------------    ------------    ------------
Gross profit                                              8,365,862       6,314,979       5,819,130

Selling, general and administrative expenses              8,916,283      10,441,178       5,111,292
                                                       ------------    ------------    ------------
Operating income (loss)                                    (550,421)     (4,126,199)        707,838

Other income (expense):
   Interest income                                            2,065          31,220         335,365
   Interest expense                                      (1,935,685)     (2,395,038)     (1,368,323)
   Gain on sale of investments                              420,534              --              --
   Other                                                         --          39,247          65,077
                                                       ------------    ------------    ------------
                                                         (1,513,086)     (2,324,571)       (967,881)
                                                       ------------    ------------    ------------
Loss from continuing operations before
   income taxes                                          (2,063,507)     (6,450,770)       (260,043)

Income taxes (benefit) provision                           (903,986)      7,993,424          13,990
                                                       ------------    ------------    ------------
Loss from continuing operations                          (1,159,521)    (14,444,194)       (274,033)

Discontinued operations:
   Income from discontinued operations, less income
     taxes of $194,269 in 1997 and $620,262 in 1996
                                                                            292,132         633,193
   Gain on sale of discontinued operations, less
     income taxes of $25,434 in 1998 and $6,398,995
     in 1997                                                 38,151       5,056,555
                                                       ------------    ------------    ------------
   Income from discontinued operations                       38,151       5,348,687         633,193

   Extraordinary gain on forgiveness of subordinated
     notes, less income taxes of $517,038                 4,835,802
                                                       ------------    ------------    ------------
Net income (loss)                                      $  3,714,432    $ (9,095,507)   $    359,160
                                                       ============    ===========     ============

Weighted average shares outstanding                       5,565,256       5,565,272       5,508,057
                                                       ============    ===========     ============
Basic and diluted income (loss) per share:
   Continuing operations                               $       (.21)   $     (2.60)    $       (.05)
   Discontinued operations                                      .01            .96              .11
   Extraordinary income                                         .87
                                                       ------------    ------------    ------------
                                                       $        .67    $     (1.64)    $        .06
                                                       ============    ===========     ============


See accompanying notes.

                         Connectivity Technologies Inc.

                 Consolidated Statements of Stockholders' Equity



                                                                                                             ACCUMULATED
                                                                                                  UNREALIZED   OTHER
                                  COMMON STOCK       ADDITIONAL                   TREASURY STOCK   GAIN ON    COMPRE-     TOTAL
                              --------------------    PAID-IN       ACCUMULATED  ---------------- MARKETABLE  HENSIVE  STOCKHOLDERS'
                                SHARES     AMOUNT     CAPITAL        DEFICIT     SHARES   AMOUNT  SECURITIES  INCOME      EQUITY
                              ----------  --------  ------------  -------------  -------  ------- ---------- --------- -------------

Balance at January 1, 1996    21,492,902  $221,127  $108,741,543  $ (96,899,522) 206,601  $(8,264)                      $12,054,884

   Net income                                                           359,160                                             359,160
   Stock options and             975,000     9,750       595,249                                                            604,999
     warrants exercised
   Reverse stock split       (16,695,976)                                                                                        --
                              ----------  --------  ------------  -------------  -------  -------  --------   --------  -----------
Balance at December 31, 1996   5,771,926   230,877   109,336,792    (96,540,362) 206,601   (8,264)       --         --   13,019,043

   Net loss                                                          (9,095,507)                                         (9,095,507)
   Unrealized gain on
     marketable securities
     less income taxes
     of $411,001                                                                                   $618,045   $618,045      618,045
                                                                                                                        -----------
   Comprehensive income (loss)                                                                                           (8,477,462)
   Shares repurchased and            (69)       (3)         (548)                                                              (551)
     retired
                              ----------  --------  ------------  -------------  -------  -------  --------   --------  -----------
Balance at December 31, 1997   5,771,857   230,874   109,336,244   (105,635,869) 206,601   (8,264)  618,045    618,045    4,541,030

   Net income                                                          3,714,432                                          3,714,432
   Reclassification adjustment
     on realized gain on sale
     of marketable securities
     less income taxes of
     $411,001                                                                                      (618,045)  (618,045)    (618,045)
                                                                                                                        -----------
   Comprehensive income                                                                                                   3,096,387
                              ----------  --------  ------------  -------------  -------  -------  --------   --------  -----------

Balance at December 31, 1998   5,771,857  $230,874  $109,336,244  $(101,921,437) 206,601  $(8,264) $     --   $     --  $ 7,637,417
                              ==========  ========  ============  =============  =======  =======  ========   ========  ===========


See accompanying notes.

                         Connectivity Technologies Inc.

                      Consolidated Statements of Cash Flows

                                                                    YEAR ENDED DECEMBER 31
                                                            1998             1997              1996
                                                        ------------    ------------    ------------

OPERATING ACTIVITIES
Loss from continuing operations (excluding extra-
 ordinary gain of $4,835,802)                           $ (1,159,521)   $(14,444,194)   $   (274,033)
Adjustments to reconcile loss from continuing
   operations to cash provided by (used for)
   operating activities:
     Depreciation and amortization                         1,644,280       1,703,230         931,537
     Debt issuance costs                                                     458,311
     Gain on sale of investments                            (420,534)
     Deferred income taxes                                   556,883       9,488,583         459,252
     Noncash interest expense                                260,440
     Changes in assets and liabilities:
       Accounts receivable                                 2,391,578      (3,386,801)        527,483
       Inventories                                           (72,108)       (173,865)       (707,198)
       Prepaid expenses and other assets                     101,916         115,611       1,006,881
       Trade accounts payable                             (2,364,558)        733,303        (515,858)
       Accrued liabilities and income taxes               (6,156,340)       (211,620)       (332,957)
                                                        ------------    ------------    ------------
Net cash provided by (used for) continuing operations     (5,217,964)     (5,717,442)      1,095,107

Income from discontinued operations                           38,151         292,132         633,193
Adjustments to reconcile income from discontinued
   operations to cash provided by (used for)
   operating activities
     Depreciation and amortization                                           118,496         126,906
     Changes in assets and liabilities:
       Accounts receivable                                                (2,846,593)       (867,778)
       Inventories                                                           123,357        (233,495)
       Prepaid expenses and other assets                                     (39,689)        (19,127)
       Trade accounts payable                                              1,889,502        (833,875)
       Accrued liabilities and income taxes                  (38,151)      1,361,417         146,134
       Other                                                                 (12,280)         (7,123)
                                                        ------------    ------------    ------------
                                                             (38,151)        475,714      (1,815,264)
                                                        ------------    ------------    ------------
Net cash provided by (used for) discontinued
   operations                                                     --         886,342      (1,055,165)
                                                        ------------    ------------    ------------

Net cash provided by (used for) operating activities      (5,217,964)     (4,831,100)         39,942

INVESTING ACTIVITIES
Proceeds from disposal of discontinued operations,
   net of transaction costs                                               25,460,698
Purchases of property, plant and equipment                (1,084,743)     (2,031,040)     (1,490,507)
Purchases of property, plant and equipment by
   discontinued operations                                                  (224,246)       (230,330)
Purchases of marketable securities                                        (1,779,059)
Proceeds from sale of investments                          2,518,500       2,671,034       9,869,666
Acquisition of Connectivity Products, Inc., net of
   cash acquired of $756,170                                                              (7,233,830)
Acquisition of option of Signal ($629,182) and other
   intangible assets                                                                        (655,815)
                                                        ------------    ------------    ------------
         Net cash provided by investing activities         1,433,757      24,097,387         259,184

                         Connectivity Technologies Inc.

                                                 YEAR ENDED DECEMBER 31
                                           1998           1997          1996
                                        ----------    -----------    ----------

FINANCING ACTIVITIES
Proceeds from long-term borrowings      $8,228,828    $13,405,000
Repayment of long-term borrowings       (4,416,660)   (32,655,000)   $ (850,000)
Proceeds from forgiveness of
 subordinated notes                        325,000           (551)
Other
Stock options exercised                                                 604,999
                                        ----------    -----------    ----------
Net cash provided by (used for)
 financing activities                    4,137,168    (19,250,551)     (245,001)
                                        ----------    -----------    ----------
Net increase in cash                       352,961         15,736        54,125

Cash at beginning of year                  245,843        230,107       175,982
                                        ----------    -----------    ----------
Cash at end of year                     $  598,804    $   245,843    $  230,107
                                        ==========    ===========    ==========

SUPPLEMENTAL INFORMATION:
 Cash paid during the year for:
    Income taxes                        $2,907,000    $   225,000    $   63,000
                                        ==========    ===========    ==========
    Interest                            $1,563,000    $ 2,935,000    $1,650,000
                                        ==========    ===========    ==========


See accompanying notes.

                         Connectivity Technologies Inc.

                                December 31, 1998


1.   BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

Connectivity Technologies Inc. (CTI, or the Company) owns approximately 97.8 % (85% at December 31, 1997) of the outstanding common stock of Connectivity Products Incorporated (CPI). The primary business of CPI is the manufacture and assembly of wire and cable products. Principal manufacturing markets include security, factory automation, signal and sound. CTI has no operations other than those carried out by CPI.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CTI and its subsidiary, CPI. All significant intercompany accounts have been eliminated in consolidation.

GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1998, the Company had negative working capital, was in default of its loan agreement and experienced recurring losses from continuing operations. In addition, amounts under the Company's loan agreement are due and payable and, although the lender has not so indicated, the lender has the right to proceed against the Company's assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to resolve these matters presently include the sale by the Company's CPI subsidiary of some or all of its operating assets or the sale by the Company of its stock in CPI. If a sale is successfully consummated, the proceeds from the sale would be utilized first to pay the outstanding loan payable to the bank. In the event a CPI sale cannot be consummated, management intends to continue enhancing operations and consider seeking alternative sources of financing, as necessary.

                         Connectivity Technologies Inc.

                   Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION (CONTINUED)

GOING CONCERN MATTERS (CONTINUED)

There can be no assurance that management will be successful in its efforts to sell some or all of the operating assets of CPI or for the Company to sell the stock of CPI at a price acceptable to the Board of Directors. Further, no assurance can be provided that proceeds from any sale would be sufficient to satisfy outstanding obligations. Similarly, should the Company not succeed in its CPI sale plans there can be no assurance that alternative financing will be available at commercially feasible rates, or at all. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

RECLASSIFICATIONS

Certain amounts reported in prior years have been reclassified to conform to the 1998 presentation.

The most significant reclassification in the 1997 balance sheet pertains to the assets and liabilities of the Company's EEA division that were classified as held for sale in 1997. At December 31, 1998, because the entire operations of CPI are available for sale, the assets and liabilities of EEA as of December 31, 1997 have been reclassified for comparative purposes to their respective line items.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

MARKETABLE SECURITIES

Under the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), the Company classified its investments in Anicom, Inc. and United States treasury bills at December 31, 1997 as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. To the extent earned, interest and dividends on investments classified as available-for-sale are included in investment income. The carrying value of the United States treasury bills approximates fair value.

INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market.

                         Connectivity Technologies Inc.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GOODWILL AND OTHER INTANGIBLE ASSETS

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

As described in Note 1, there is substantial doubt about the Company's ability to continue as a going concern. The Company has undertaken a number of initiatives to alleviate the doubt and there can be no assurance that the Company will be able to successfully carry out these initiatives. Depending on the ultimate outcome of these initiatives, the Company could be required to record an impairment charge pertaining to goodwill associated with one or both of its divisions.

The Company amortizes its intangible assets over their estimated useful lives, principally 25 years.

INCOME TAXES

In accordance with FASB Statement No. 109, Accounting for Income Taxes, the Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. When appropriate, deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

                         Connectivity Technologies Inc.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.

Concurrent with the sale of substantially all of the assets and liabilities of the Company's Electric Energy Cable (EEC) division to Anicom, Inc. (Anicom) (see
Note 4), the Company entered into a supply agreement with Anicom. Pursuant to this agreement, Anicom agreed to purchase a specified amount of wire and cable products manufactured by the Company through July 11, 2002. Approximately 26% and 17% of the Company's net sales for the years ended December 31, 1998 and 1997, respectively, were from sales to Anicom. Approximately 29% and 28% of the Company's trade accounts receivable at December 31, 1998 and 1997, respectively, represented amounts due from Anicom.

The Company performs credit evaluations on all new customers and generally does not require collateral.

STOCK-BASED COMPENSATION

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

EARNINGS PER SHARE

The Company reports earnings per share (EPS) in accordance with the provisions of FASB Statement No. 128, Earnings per Share (FAS 128). In accordance with FAS 128, the Company has excluded the dilutive effects of options and warrants from its EPS calculations because it has incurred a loss from continuing operations for all periods presented in the accompanying financial statements.

                         Connectivity Technologies Inc.

3.   ACQUISITION OF CONNECTIVITY PRODUCTS INCORPORATED

On May 31, 1996, CTI acquired for cash of $7.99 million, 85% of the outstanding common stock of CPI. The consolidated financial statements of the Company include the operating results of CPI since the date of acquisition. At the time of the acquisition, the primary business of CPI included the distribution of a full line of wire and cable products for the computer networking market and the security, signal and sound markets. The stock acquisition has been accounted for as a purchase and the purchase price was allocated as follows:


Current assets (including deferred taxes of $1,945,766)         $ 30,167,738
Property, plant and equipment                                      6,100,694
Deferred taxes ($10,046,119) and other assets                     10,382,754
Goodwill and intangible assets                                    14,547,320
                                                                ------------
                                                                  61,198,506

Liabilities assumed                                              (53,828,816)
Notes receivable from minority stockholder                           620,310
                                                                ------------
                                                                $  7,990,000
                                                                ============

                         Connectivity Technologies Inc.

3.   ACQUISITION OF CONNECTIVITY PRODUCTS INCORPORATED (CONTINUED)

Goodwill attributable to the acquisition is amortized over 25 years. Unaudited pro forma results of operations for the year ended December 31, 1996, including the pro forma effects of discontinued operations, as if the acquisition had occurred at January 1, 1996 are as follows:

                              CONTINUING     DISCONTINUED
                              OPERATIONS      OPERATIONS           TOTAL
                              -----------    ------------      -----------
                                             (Unaudited)

Net sales                     $35,830,194     $61,434,304      $97,264,498
Income before income taxes         51,174       1,755,538        1,806,712
Net income                         28,316         739,416          767,732

Basic earnings per share      $       .01     $       .13      $       .14
Diluted earnings per share            .01             .12              .13

The above pro forma information does not purport to represent the Company's results of operations that would have been attained had the above acquisition in fact occurred at the beginning of the period indicated or to project the Company's results for any future period.

In connection with the acquisition, CTI granted the CPI minority stockholders (Stockholders) the option to require CTI to purchase (put) their remaining common stock of CPI, and each Stockholder granted CTI the option to purchase
(call) the remaining outstanding stock. The put and call purchase price is based on a formula which is tied to the market value of CTI's common stock at the transaction date. These options are exercisable on November 30, 2000, May 31, 2001 and November 30, 2001 in an amount on each option date equal to one-third of the outstanding stock (on a cumulative basis). There are limitations on the Stockholders' ability to sell their common stock. As a result of five of the original six stockholders assigning their options to CTI during the year ended December 31, 1998, as discussed below, the put and call provision only applies to the remaining stockholder. At December 31, 1998, the value of these options is not material.

Immediately prior to the acquisition, CPI redeemed, on a pro rata basis, 1,274 shares of its common stock for cash of $7.6 million, subordinated notes of $6 million, subordinated contingent notes of $3 million and forgiveness of $2 million of stockholder notes. The subordinated notes were included in liabilities assumed upon acquisition.

Payment of the subordinated contingent notes was based on the Company achieving an earnings related threshold for the two years ended December 31, 1997. The agreed-upon threshold was not attained and the contingent notes expired.

                         Connectivity Technologies Inc.

3.   ACQUISITION OF CONNECTIVITY PRODUCTS INCORPORATED (CONTINUED)

During the year ended December 31, 1998, the Company entered into agreements with certain of the Stockholders pursuant to which the Stockholders transferred to CTI and CPI subordinated notes of $4,767,400 plus accrued interest of approximately $260,000, common stock of CPI aggregating approximately 12.8% of the total outstanding shares of CPI, options to purchase 205,364 common shares of CTI, and cash of $325,000. The effect of these agreements, $4,835,802 net of provision for income taxes of $517,038, is reported as extraordinary gain.

4.   DISCONTINUED OPERATIONS

Effective June 30, 1997, CPI sold substantially all of the assets and liabilities of EEC to Anicom for consideration consisting of cash of $27 million and 190,476 shares of Anicom common stock, valued at $2 million. Under the terms of the sale agreement, the Anicom stock was held in escrow until July 11, 1998. As discussed in Note 2, concurrent with the sale of the EEC division, the Company entered into a five year supply agreement with Anicom.

EEC represented a separate line of business and, accordingly, its results of operations have been reported, net of applicable income taxes, as discontinued operations for all periods presented. The Company allocated interest expense of approximately $283,000 and $600,000 in determining income from discontinued operations for the years ended December 31, 1997 and 1996, respectively. Interest expense was allocated based on the proportionate share of EEC's net assets to the total net assets and consolidated debt of the Company.

Summarized financial information for EEC is as follows:

                                                1997          1996
                                             -----------    -----------
                                                    (Unaudited)

 Net sales                                   $34,631,928    $36,378,959
 Income, net of income taxes                     292,132        633,193

                         Connectivity Technologies Inc.

5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 1998 and 1997:

                                                       1998            1997
                                                   ------------     -----------

Machinery and equipment                            $  8,520,726     $ 7,734,755
Transportation equipment                                 22,979          94,821
Office equipment                                        589,366         368,155
Leasehold improvements                                  462,386         429,040
                                                   ------------     -----------
                                                      9,595,457       8,626,771
Less accumulated depreciation and amortization       (2,645,656)     (1,573,453)
                                                   ------------     -----------
                                                   $  6,949,801     $ 7,053,318
                                                   ============     ===========

Depreciation expense approximated $1,188,000 for the year ended December 31, 1998 and $1,175,000 (including approximately $118,000 related to discontinued operations) and $645,000 (including approximately $126,000 related to discontinued operations) for the years ended December 31, 1997 and 1996, respectively.

6.   MARKETABLE SECURITIES

The following is a summary of marketable securities, classified as available-for-sale at December 31, 1997. The Company had no investments in marketable securities at December 31, 1998.

                                                          GROSS
                                                        UNREALIZED    ESTIMATED
                                           COST           GAINS       FAIR VALUE
                                          ----------    ----------    ----------

Investment in Anicom, Inc.                $2,000,000    $1,029,046    $3,029,046
U.S. Treasury Bills--due in April 1998        97,966             -        97,966
                                          ----------    ----------    ----------
                                          $2,097,966    $1,029,046    $3,127,012
                                          ==========    ==========    ==========

                         Connectivity Technologies Inc.

7.   INVENTORIES

Inventory consists of the following at December 31, 1998 and 1997:

                                     1998             1997
                                   ----------      ----------

Raw materials                      $3,211,631      $3,763,267
Work-in-process                       686,124         336,625
Finished goods                      1,305,268       1,031,023
                                   ----------      ----------

                                   $5,203,023      $5,130,915
                                   ==========      ==========

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at December 31, 1998 and 1997:

                                         1998                1997
                                         -----------        -----------

Goodwill                                 $10,713,000        $10,713,000
Non compete covenant                         150,000            150,000
                                         -----------        -----------
                                          10,863,000         10,863,000
Less accumulated amortization             (1,256,955)          (800,935)
                                         -----------        -----------

                                         $ 9,606,045        $10,062,065
                                         ===========        ===========

                         Connectivity Technologies Inc.

9.   LEASES

CTI leases its facilities and certain manufacturing equipment, vehicles and office equipment under various operating leases which expire on various dates through 2004. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

Future minimum commitments under operating leases with non-cancelable terms of one or more years are as follows at December 31, 1998:

1999                                   $   678,532
2000                                       437,509
2001                                       287,495
2002                                       178,228
2003                                       113,259
Thereafter                                 116,538
                                       -----------

                                       $ 1,811,561
                                       ===========

Rent expense approximated $883,000 and $1,200,000 (including approximately $403,000 related to discontinued operations) and $1,181,000 (including approximately $496,000 related to discontinued operations) for the years ended December 31, 1998, 1997 and 1996, respectively.

                         Connectivity Technologies Inc.

10.  DEBT

LOAN PAYABLE TO BANK, IN DEFAULT

At the end of fiscal 1998, the Company was negotiating with its lender regarding possible terms and conditions of a new loan facility or an extension of the forbearance agreement which expired on November 30, 1998. In addition, amounts under the Company's loan agreement are due and payable and, although the lender has not so indicated, the lender has the right to proceed against the Company's assets.


Borrowings outstanding at December 31, 1998 accrued interest at 200 basis points over the bank's base rate and were secured by substantially all the tangible assets of the Company. Outstanding borrowings at December 31, 1998 and 1997 were classified as a current liability because the Company was in default of the agreements in place at those dates.

SUBORDINATED NOTES PAYABLE

Subordinated notes payable were issued as part of the Company's acquisition of CPI (see Note 3). The notes bear interest at the rate of 10% per annum, payable quarterly. The Company has made no interest payments on the subordinated notes since December 31, 1997. Under the terms of the note agreement, principal becomes payable on May 31, 2003. As described in Note 3, the Company entered into agreements with certain of the noteholders in 1998 pursuant to which the Company's obligations for principal amounting to $4,767,400 and accrued interest of $260,440 were canceled. At December 31, 1998 and 1997, the Company was not in compliance with certain of the conditions specified in the note agreement and, accordingly, the outstanding balances have been classified as a current liability.

DEFERRED DEBT ISSUANCE COSTS

During 1997, the Company expensed the unamortized value of the deferred debt issuance costs (approximately $460,000) associated with the then existing revolving credit and term loan facility.

                         Connectivity Technologies Inc.

11.  INCOME TAXES

The income taxes provisions (benefit) consist of the following:

                                                  1998          1997          1996
                                              -----------    -----------    --------
CONTINUING OPERATIONS
Current:
  Federal                                     $(1,168,742)   $(1,210,916)   $     --
  State                                          (292,127)      (284,243)    (39,725)
                                              -----------    -----------    --------
                                               (1,460,869)    (1,495,159)    (39,725)

Deferred:
  Federal                                         474,062      9,488,583      53,715
  State                                            82,821             --          --
                                              -----------    -----------    --------
                                                  556,883      9,488,583      53,715
                                              -----------    -----------    --------

Total income taxes--continuing operations     $  (903,986)   $ 7,993,424    $ 13,990
                                              ===========    ===========    ========

DISCONTINUED OPERATIONS
Current:
  Federal                                     $    19,711      3,574,116    $     --
  State                                             5,723      1,386,098     214,725
                                              -----------    -----------    --------
                                                   25,434      4,960,214     214,725

Deferred:
  Federal                                              --      1,633,050     405,537
  State                                                --             --          --
                                              -----------    -----------    --------
                                                       --      1,633,050     405,537
                                              -----------    -----------    --------

Total income taxes--discontinued operations   $     25,434   $ 6,593,264    $620,262
                                              ============   ===========    ========

EXTRAORDINARY GAIN
Current:
   Federal                                    $   181,120
   State                                          481,800
                                              -----------
                                                  662,920
Deferred:
   Federal                                       (145,882)
   State                                               --
                                              -----------
                                                 (145,882)
                                              -----------

Total income taxes--extraordinary gain        $   517,038
                                              ===========

                         Connectivity Technologies Inc.

11.  INCOME TAXES (CONTINUED)

Deferred tax liabilities and assets represent the tax effect of temporary differences attributable to the following at December 31, 1998 and 1997:

                                                         1998           1997
                                                      ----------     ----------
  Deferred tax liabilities:
    Depreciation                                      $ (969,965)    $ (832,842)
    Unrealized gains on marketable securities                          (411,001)
                                                      ----------     ----------
  Total deferred tax liabilities                        (969,965)    (1,243,843)

  Deferred tax assets:
    Accounts receivable valuation allowance              123,628        111,033
    Inventory valuation                                  140,523        176,700
    Accrued expenses                                     269,058        875,653
    State income taxes                                   101,314
    Net operating loss carryforwards                  25,756,343     28,039,336
    Tax credit carryforwards                           1,410,747      1,410,747
                                                      ----------
                                                                     ----------
  Total deferred tax assets                           27,801,613     30,613,469
  Valuation allowance                                (26,831,648)   (29,369,626)
                                                      ----------
                                                                     ----------

  Net deferred tax assets                                969,965      1,243,843
                                                      ----------     ----------

  Net deferred tax balance                            $       --     $       --
                                                      ==========     ==========

Management is unable to conclude it is more likely than not the Company will realize its net deferred tax assets. The valuation allowance was increased by approximately $9.9 million in 1997, due primarily to changes in judgment about future years operating results. The related expense is included in loss from continuing operations for the year ended December 31, 1997.

                         Connectivity Technologies Inc.

11.  INCOME TAXES (CONTINUED)

A reconciliation of the income tax provision (benefit) for continuing operations to the amount computed using the federal statutory tax rate consists of the following:

                                                      1998            1997           1996
                                                  -----------     -----------     ----------
Loss from continuing operations before
   income taxes                                   $(2,063,507)    $(6,450,770)    $(260,043)

Tax benefit at statutory rate of 34%              $  (701,592)    $(2,193,262)    $ (88,414)
State income tax benefit, net of federal benefit      (77,267)       (316,436)      (26,219)
Effect of permanent differences (principally
  goodwill)                                           121,469         148,257       128,623
Change in valuation allowance                        (255,004)      9,904,554            --
Expiration of tax credits                                             589,253            --
Other                                                   8,408        (138,942)           --
                                                  -----------     -----------     ---------

Income tax provision (benefit)                    $  (903,986)    $ 7,993,424     $  13,990
                                                  ===========     ===========     =========

At December 31, 1998, the Company has available approximately $76 million of net operating loss carryforwards and $1.4 million of tax credit carryforwards for federal tax purposes. Except as described below, these carryforwards may be used to offset future taxes on income, if any, and expire through 2010 as follows:
1999--$9.8 million; 2000--$14.1 million; 2001--$16.6 million; 2002--$19.1 million; 2002--$8.6 million; thereafter--$9.2 million.

Should an ownership change of the Company occur, as defined under section 382 of the Internal Revenue Code (IRC), the Company could lose the ability to utilize some or all of these net operating loss carryforwards and tax credit carryforwards. The Company has determined that an ownership change has not occurred through December 31, 1998.

The use of the Company's net operating losses is further limited by section 384 of the IRC. At the time of the acquisition of CPI by the Company, the fair value of the CPI assets acquired exceeded the associated tax basis. (This difference is referred to as "built-in-gain"). Net operating loss carryforwards may not be used to offset the portion of any gain that may be recognized upon the sale of CPI assets that was "built-in" at the date of acquisition.

In this connection, net operating loss carryforwards were not available to offset the "built-in-gain" portion ($6.2 million) of the gain recognized on the 1997 sale of EEC division.

                         Connectivity Technologies Inc.

11.  INCOME TAXES (CONTINUED)

To the extent the Company is able to utilize net operating loss and tax credit carryforwards subsequent to December 31, 1998, the first $9.9 million of such amount will be credited to operations. The realization of any additional amounts will be recorded as a reduction of goodwill.

12.  STOCKHOLDERS' EQUITY

OPTIONS

The Company's stock incentive plans allow for the issuance of options to officers, directors, employees and consultants of CTI for the purchase of up to 1,275,000 shares of common stock. All options granted have an exercise price equal to or more than 100 percent of the fair market value of the Company's common stock at the date of grant and vest over 2 to 5 years. Options for 8,767 shares are exercisable at December 31, 1998. The weighted average exercise price of the options is $3.86. No options were exercisable at December 31, 1997 and 1996. Options granted expire 10 years after the date of the grant and the weighted average life of options outstanding at December 31, 1998 is 8.74 years. The Board of Directors may also issue nonqualified stock options with the exercise price and terms determined at the date of the grant.

The following is a summary of stock option activity:

                                    1998                 1997                1996
                            -------------------  -------------------  -------------------
                                       WEIGHTED             WEIGHTED             WEIGHTED
                            NUMBER OF  AVERAGE   NUMBER OF  AVERAGE   NUMBER OF  AVERAGE
                             OPTIONS   EXERCISE   OPTIONS   EXERCISE   OPTIONS   EXERCISE
                                        PRICE                PRICE                PRICE
                            ---------  --------  ---------  --------  ---------  --------

Outstanding--beginning
   of year                    861,007     $5.05    787,898     $6.79    406,250     $2.87
Granted                       644,500      2.46    345,062      3.67    544,148      8.25
Exercised                          --        --         --        --   (162,500)     1.89
Forfeited or canceled        (365,025)     5.15   (271,953)     8.32         --        --
                            ---------     -----    -------     -----    -------     -----
Outstanding--end of year    1,140,482     $3.54    861,007     $5.05    787,898     $6.79
                            =========     =====    =======     =====    =======     =====

                         Connectivity Technologies Inc.

12.  STOCKHOLDERS' EQUITY (CONTINUED)

OPTIONS (CONTINUED)

                                                        RANGE OF EXERCISE PRICES
                                                     -----------------------------
                                                     $1.13 - $4.25   $7.75 - $8.64
                                                     -------------   -------------

OPTIONS OUTSTANDING:
Number outstanding at December 31, 1998                  987,482         153,000
Weighted average remaining contractual life (years)
                                                            8.9             7.4
Weighted average exercise price                         $   2.86        $   8.07


At December 31, 1998, 97,783 options were available for issuance under the Company's stock incentive plans.

In July 1997, the Board approved the cancellation of 136,312 options with exercise prices ranging from $8.12--$8.64 per common share and the issuance of 136,312 new options at $3.59 per common share (which represented the then fair market value of the Company's common stock at the date of re-issuance). In addition, in July 1997, the Board approved the repricing of 65,750 options with exercise prices ranging from $8.12--$8.64 per common share to $3.59 per common share (which represented the then fair market value of the Company's common stock at the date of repricing).

WARRANTS

The Company has issued to certain current and former members of its Board of Directors, officers and consultants to the Company, warrants to purchase shares of its common stock. The exercise price of the warrants is equal to the fair value of Company's common stock at the date of the grant. No warrants are exercisable at December 31, 1997 and 1998. Warrants granted expire 10 years after the date of grant and the weighted average contractual life of the warrants outstanding at December 31, 1998 is 8.9 years. A summary of activities related to the warrants follows:

                         Connectivity Technologies Inc.

12.  STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS (CONTINUED)

                                             1998                         1997                          1996
                                    ------------------------     -------------------------     -----------------------
                                                  WEIGHTED                      WEIGHTED                      WEIGHTED
                                                  AVERAGE         NUMBER        AVERAGE         NUMBER        AVERAGE
                                    NUMBER OF     EXERCISE          OF          EXERCISE          OF          EXERCISE
                                    WARRANTS       PRICE         WARRANTS        PRICE         WARRANTS         PRICE
                                    ---------  -------------     --------    -------------     --------   -------------

Outstanding--beginning of year       451,250           $4.17      451,250            $4.17     470,000            $3.54
Granted                                   --              --           --               --      62,500             8.12
Exercised                                 --              --           --               --     (81,250)            3.57
Canceled                             (50,000)           3.54
                                     -------   -------------      -------    -------------     -------    -------------

Outstanding--end of year             401,250           $4.25      451,250            $4.17     451,250            $4.17
                                     =======   =============      =======    =============     =======    =============
Price range per share of
   outstanding warrants                        $3.54 - $8.12                 $3.54 - $8.12                $3.54 - $8.12
                                               =============                 =============                =============


FAS 123 DISCLOSURES

As required by FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), the Company has estimated the weighted average fair values per share of options and warrants granted, during the years ended December 31, 1998, 1997 and 1996 to be $0.94, $2.25 and $3.75, respectively. During the year ended December 31, 1998, the weighted average fair value per share of options whose exercise price equals the market price of the stock on the grant date was $1.12. The weighted average fair value per share of options whose exercise price exceeded the market price of the stock on the grant date was $0.67. The fair values of options and warrants granted were estimated using the Black-Scholes model with the following assumptions:

                                           1998        1997         1996
                                          ------       -----       ------

Expected life (years)                       8            8           8
Expected stock price volatility            73%          50%         50%
Risk-free interest rate                   6.89%        6.06%       6.52%

The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

                         Connectivity Technologies Inc.

12.  STOCKHOLDERS' EQUITY (CONTINUED)

FAS 123 DISCLOSURES (CONTINUED)

Had compensation expense for the Company's stock-based plans been accounted for using the fair value method prescribed by FAS 123, net loss and net loss per share would have been as follows:

                                    1998              1997             1996
                                 ----------      ------------       ---------

Pro forma net income (loss)      $3,480,861      $(10,021,911)      $(481,153)
Pro forma net income (loss)
     per share                   $     0.63      $      (1.80)      $   (0.08)

The effects of applying FAS 123 in the above pro forma disclosures are not indicative of future pro forma disclosures.

COMMON STOCK RESERVED

At December 31, 1998, the Company has reserved 1,062,500 shares of common stock for issuance upon the exercise of all outstanding options authorized but unexercised under the Company's stock option plans.

13.  EMPLOYMENT AGREEMENT

In connection with the acquisition of CPI by CTI, the Company has an employment agreement with one of the stockholders of CPI. Under the terms of the agreement, the stockholder is to be paid a base salary of $175,000 per year plus an annual bonus (subject to a maximum amount equal to the base salary) based on earnings criteria specified in the agreement. A bonus of $175,000 was accrued for the year ended December 31, 1998. No bonuses were earned in prior years. All pay and benefits under the agreements shall cease upon voluntary termination or termination for cause. The employment agreement calls for salary and benefit continuation in the event that the individual is unable to perform his duties by reason of illness or incapacity.

                         Connectivity Technologies Inc.

14.  RELATED-PARTY TRANSACTIONS

The Company incurred approximately $20,000, $503,000 and $500,000 for legal services rendered in 1998, 1997 and 1996, respectively, by a law firm from which one of its partners was a director of CTI.

Through 1997, the Company rented office space from and made certain support personnel payments to Hudson River, a stockholder of CTI, on a month-to-month basis. Total payments were $144,732 and $325,614 in 1997 and 1996, respectively.

During 1997, the Company purchased equipment for $105,000 from two of its employees.

In July 1997, as a bonus for assisting the Company dispose of its EEC division, the Board of Directors voted to forgive the debt of two employees. Total forgiveness of debt, including imputed interest, amounted to approximately $760,000 and was expensed against the gain from the sale of EEC (see Note 4).

During 1996, CPI acquired for $629,182 an option to acquire 100 percent of the capital stock of Signal Sales Corp. (a company owned by a minority stockholder of CPI). The amount paid for the option was capitalized by the Company as goodwill. This goodwill pertained to the Company's EEC division (see Note 4).

Albert M. Zlotnick, a former shareholder of the Company, was retained as a consultant for a period of two years beginning December 1, 1995, at a rate of $15,000 per month.

                         Connectivity Technologies Inc.

15.  CONTINGENCIES

In March 1999, the Company was named a defendant in a $2 million lawsuit alleging wrongful termination of employment. The Company believes it has not engaged in any wrongdoing in connection with this matter. However, as this litigation is in a very early stage, the Company is unable to conclude on the likely outcome of this matter.

The Company is also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, such proceedings will not, individually or in the aggregate, have a material adverse impact on the Company's financial position.

16.  EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan which covers substantially all employees of the Company. The Company may make discretionary contributions to the plan. Employees may voluntarily contribute up to 15% of their compensation as allowable under section 401(k) of the Internal Revenue Code of 1974. The Company made discretionary contributions of approximately $30,000, $35,000 and $33,000 to the plan for the years ended December 31, 1998, 1997 and 1996, respectively.

17.  FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, Marketable Securities, Accounts Receivable, Accounts Payable and Loan Payable to Bank. The carrying amounts reported in the balance sheet approximate fair value.

Subordinated Note: It is not practicable to estimate the fair value of the subordinated note because comparable market information is not available.

                         Connectivity Technologies Inc.

18.  SEGMENT INFORMATION

The Company has two reportable business segments: BSCC division and EEA division. The BSCC division manufactures low voltage copper electronic and electric wire and cable for the security, factory automation, signal and sound markets. The EEA division provides cable design application and assembly services for machine--tool and robotics products used primarily within the automotive industry. The divisions maintain separate and distinct physical operating facilities.

The Company also maintains a corporate headquarters apart from its operating divisions. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. Expenses incurred and revenues received (e.g., gain on sale of investments) by the corporate headquarters are not allocated to the divisions.

The divisions use the same accounting policies as those described in Note 2, "Summary of Significant Accounting Policies". Interdivision sales consist principally of product sales from the BSCC division to the EEA division. Such sales carry the same markup as sales to external customers. Interdivision sales include sales of approximately $6,442,000 and $6,022,000 to discontinued operations for the years ended December 31, 1997 and 1996, respectively.

The BSCC division's sales to Anicom in 1998 were $11,583,000 or 34% of the division's sales and $7,215,000 or 20% in 1997. The Company did not have any significant customers in 1996.

Following is a presentation of selected financial information for each division and the corporate headquarters for the years ended December 31, 1998, 1997 and 1996.

                         Connectivity Technologies Inc.

18.  SEGMENT INFORMATION (CONTINUED)

                                          BSCC
                                        Division     EEA Division    Corporate     Eliminations      Consolidation
                                       -----------   ------------   -----------    ------------      -------------
Year ended December 31, 1998
    Sales to external customer         $32,487,494    $12,679,805                                     $45,167,299
    Interdivision sales                  1,753,596                                  $(1,753,596)
    Interest income                                                 $     2,065                            $2,065
    Interest expense                     1,121,316          2,671       811,698                         1,935,685
    Depreciation and amortization        1,061,152        114,608       468,520                         1,644,280
    Income (loss) from
    continuing                            (772,240)     1,331,938    (2,689,093)         65,888(1)     (2,063,507)
    operations before income taxes
    Total assets                        16,582,440      6,984,362    10,194,945      (4,144,406)(2)    29,617,341
    Acquisition of property, plant
   and equipment                           923,150        161,593                                       1,084,743

Year ended December 31, 1997
    Sales to external customer          27,447,486     14,260,502                                      41,707,988
    Interdivision sales                  8,444,120        172,440                    (8,616,560)
    Interest income                                                      31,220                            31,220
    Interest expense                       799,143         58,918     1,536,977                         2,395,038
    Depreciation and amortization          970,275         73,272       659,683                         1,703,230
    Income (loss) from continuing
    operations before income taxes      (2,832,775)     1,633,962    (4,975,732)       (276,225)(1)    (6,450,770)
    Total assets                        16,711,160      6,718,189    13,534,648      (1,878,415)(2)    35,085,582
    Acquisition of property, plant
   and equipment                         1,818,272        212,768                                       2,031,040

Year ended December 31, 1996
    Sales to external customer          14,374,763      5,944,233                                      20,318,996
    Interdivision sales                  7,017,884         14,988                    (7,032,872)
    Interest income                                                     335,365                           335,365
    Interest expense                       373,021         17,186       978,116                         1,368,323
    Depreciation and amortization          480,121         32,625       418,791                           931,537
    Income (loss) from continuing
    operations before income taxes       1,715,275        866,843    (2,683,377)       (158,784)(1)      (260,043)
    Total assets                        13,611,277      4,810,451    47,550,351(3)   (2,027,129)(2)    63,944,950
    Acquisition of property, plant
   and equipment                         1,408,356         82,151                                       1,490,507

-------------------------------
1.   Effect of change in intercompany profit in inventory
2.   Elimination of intercompany receivables and profit in inventory
3.   Includes $22,256,477 pertaining to discontinued operations

                         Connectivity Technologies Inc.

19.  VALUATION AND QUALIFYING ACCOUNTS

                                                         Additions
                                       Balance at       Charged to       Deductions
                                      Beginning of        Income        (principally                    Balance at
DESCRIPTION                               Year           Statement       write-offs)     Other          End of Year
-----------                           ------------   ----------------   ------------   ---------        -----------

Accounts Receivable Reserves and Allowances - Continuing Operations:

Year ended December 31, 1996             $      0       $  9,834         $ (12,750)    $  59,583(1)     $ 56,667
Year ended December 31, 1997             $ 56,667       $361,962         $ (97,629)                     $321,000
Year ended December 31, 1998             $321,000       $123,891         $(135,355)                     $309,536

Accounts Receivable Reserves and Allowances - Discontinued Operations:

Year ended December 31, 1996             $      0       $ 59,602         $ (64,350)    $ 682,504(1)     $677,756
Year ended December 31, 1997             $677,756       $  1,164         $ (29,465)    $(649,455)(2)    $      0



--------
(1).   Represents the acquisition of CPI on May 31, 1996
(2).   Reflects the sale of EEC effective June 30, 1997

                               INDEX OF EXHIBITS
                               -----------------


Exhibit
Number         Description of Exhibit
-------        ----------------------

10.66          Form of director's stock options under stock option plans.
10.67          Form of non-plan director's stock option.
10.68          Form of employee/director stock option.
23(a)          Consent of Ernst & Young LLP.
27.1           Financial Data Schedule.