Form 10-Q
period 1999-03-31
CONNECTIVITY TECHNOLOGIES INC
filed 1999-05-21
CIK 714399

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from_________________ to __________________

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

                           Yes    X                  No
                                -------                 --------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,565,704 shares of Common Stock, par value. $.04 per share, outstanding as of May 7, 1999.

                         CONNECTIVITY TECHNOLOGIES INC.

                                      INDEX

                                                                                         Page No.

PART I - FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Balance Sheets
                as of March 31, 1999 and December 31, 1998 ..................................  3

              Condensed Consolidated Statements of Operations
                for the Three Months Ended March 31, 1999 and 1998 ..........................  4

              Condensed Consolidated Statements of Cash Flows
                for the Three Months Ended March 31, 1999 and 1998 ..........................  5

              Notes to Condensed Consolidated Financial
                Statements ..................................................................  6

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations ................................................... 10


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K .............................................. 13



CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)




                                  ASSETS                                        MARCH 31, 1999   DECEMBER 31, 1998
                                                                                --------------   -----------------
CURRENT ASSETS
  Cash                                                                          $     725,236    $     598,804
  Accounts receivable, net                                                          6,722,350        6,740,133
  Inventories, net                                                                  5,554,186        5,203,023
  Prepaid expenses and other assets                                                   165,455          129,883
  Refundable income taxes, net                                                        272,183          286,733
                                                                                -------------    -------------

      Total current assets                                                         13,439,410       12,958,576

Property, plant and equipment, net                                                  6,693,020        6,949,801
Deposits and other assets                                                              91,028          102,919
Goodwill and intangible assets, net of accumulated
  amortization                                                                      9,498,915        9,606,045
                                                                                -------------    -------------

        Total assets                                                            $  29,722,373    $  29,617,341
                                                                                =============    =============
                               LIABILITIES

CURRENT LIABILITIES
  Loan payable to bank                                                          $  16,462,168    $  16,462,168
  Subordinated notes payable                                                          882,600          882,600
  Trade accounts payable                                                            3,708,787        2,740,040
  Accrued liabilities                                                               1,907,356        1,895,116
                                                                                -------------    -------------

      Total current liabilities                                                    22,960,911       21,979,924
                                                                                =============    =============




                           STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value;
  10,000,000 shares authorized, none outstanding
Series B Common Stock - $.04 par value; 750,000 shares authorized, none outstanding
Common Stock - $.04 par value; 20,000,000 shares authorized, 5,771,857 shares
 issued, 5,565,704 shares outstanding                                                 230,867          230,874
Additional paid-in capital                                                        109,334,759      109,336,244
Accumulated deficit                                                              (102,795,900)    (101,921,437)
Less 206,601 shares in treasury, at cost                                               (8,264)          (8,264)
                                                                                -------------    -------------

      Total stockholders' equity                                                    6,761,462        7,637,417
                                                                                -------------    -------------

      Total liabilities and stockholders' equity                                $  29,722,373    $  29,617,341
                                                                                =============    =============


See accompanying notes to Condensed Consolidated Financial Statements

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)




                                                                           THREE MONTHS ENDED
                                                                    MARCH 31, 1999       MARCH 31,1998
                                                                    --------------       -------------

Net sales                                                             $9,251,783           $11,803,705

Cost of goods sold                                                     7,633,537             9,637,372
                                                                      ----------           -----------

Gross profit                                                           1,618,246             2,166,333

Selling, general and administrative expenses                           2,068,953             2,054,633
                                                                      ----------           -----------
Operating income (loss)                                                 (450,707)              111,700

Other income (expense):
   Interest expense, net                                                (423,675)             (450,206)
   Other                                                                     (81)               10,080
                                                                      ----------           -----------
                                                                        (423,756)             (440,126)
                                                                      ----------           -----------
Loss from continuing operations before income taxes                     (874,463)             (328,426)

Income taxes                                                                   0                     0
                                                                      ----------           -----------
Loss from continuing operations                                         (874,463)             (328,426)

Gain on sale of discontinued operations, net of income taxes                   0                38,151
                                                                      ----------           -----------
Net loss                                                              $ (874,463)          $  (290,275)
                                                                      ==========           ===========


Earnings (loss) per share
    Continuing operations                                             $    (0.16)          $     (0.06)
    Discontinued operations                                                 0.00                  0.01
                                                                      ----------           -----------
                                                                      $    (0.16)          $     (0.05)
                                                                      ==========           ===========

Weighted average shares outstanding                                    5,565,704             5,565,256




See accompanying notes to Condensed Consolidated Financial Statements

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                 MARCH 31,1999        MARCH 31,1998
                                                                                 -------------        -------------

OPERATING ACTIVITIES
   Loss from continuing operations                                                 $(874,463)          $  (328,426)
   Adjustments to reconcile loss from continuing operations to cash provided by (used for) operating activities:
        Depreciation and amortization                                                413,327               404,314
        Changes in assets and liabilities:
           Accounts receivable, net                                                   17,783             1,151,853
           Inventories, net                                                         (351,163)             (265,238)
           Prepaid expenses, deposits and other assets                               (23,681)               62,640
           Refundable income taxes, net                                               13,058                     0
           Trade accounts payable                                                    968,747              (545,688)
           Accrued liabilities and federal and state income taxes payable             12,241            (3,548,843)
                                                                                   ---------           -----------

Net cash provided by (used for) continuing operations                                175,849            (3,069,388)

Income from discontinued operations                                                        0                38,151
   Adjustment to reconcile income from discontinued
     operations to cash provided by operating activities:
           Change in accrued liabilities                                                   0               (38,151)
                                                                                   ---------           -----------
                                                                                           0                     0
                                                                                   ---------           -----------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                 175,849            (3,069,388)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                         (49,417)             (708,911)
                                                                                   ---------           -----------
NET CASH USED FOR INVESTING ACTIVITIES                                               (49,417)             (708,911)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                       0             4,000,000
  Repayment of long-term borrowings                                                        0              (350,000)
                                                                                   ---------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  0             3,650,000
                                                                                   ---------           -----------

Net increase (decrease) in cash                                                      126,432              (128,299)
Cash at beginning of period                                                          598,804               245,843
                                                                                   ---------           -----------

CASH AT END OF PERIOD                                                              $ 725,236           $   117,544
                                                                                   =========           ===========


See accompanying notes to Condensed Consolidated Financial Statements

                         CONNECTIVITY TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


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

         These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in CTI's Annual Report on Form 10-K for the year ended December 31, 1998.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from continuing operations in 1998 and for the three months ended March 31, 1999 and has a working capital deficiency. Also, as further described in Note 3, the Company has consummated a $16.5 million revolving credit agreement under which, among other things, all amounts outstanding become due on January 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans to resolve these matters presently include the sale of the stock of the Company's Connectivity Products Incorporated ("CPI") subsidiary or some or all of CPI's operating assets. If a sale were successfully consummated, the proceeds from the sale would be applied first against the outstanding loan payable to the bank. In addition, the Company continues to make changes in its operations in order to improve profitability and to generate sufficient cash flow to meet its obligations.

         There can be no assurance that management will be successful in its efforts to sell the stock of CPI or any other assets at a price acceptable to the Board of Directors. Further, there can be no assurance that proceeds from any sale would be sufficient to satisfy outstanding obligations or that management will be successful in its efforts to carry out its operational plan. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2 - Nature of Operations and Basis of Presentation

         The primary business of the Company is the manufacture and sale of wire and cable products. The major markets served by the Company are industrial, commercial and residential security, factory automation, traffic and transit signal control and audio systems.

         The Company's condensed consolidated financial statements include the accounts of CTI and operations of its 97.8% owned subsidiary, CPI. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Certain reclassifications of amounts reported in the accompanying December 31, 1998 Condensed Consolidated Balance Sheet have been made to permit comparison with March 31, 1999 classifications.


Note 3 - Revolving Credit Facility

         On April 27, 1999, the Company's subsidiary, CPI, consummated a $16.5 million revolving credit agreement (the 1999 Revolver) whereunder borrowings under the credit agreement existing at December 31, 1998 became amounts outstanding under the 1999 Revolver. The 1999 Revolver matures on January 31, 2000. Borrowings under the 1999 Revolver: 1) accrue interest at the bank's base rate plus 200 basis points (the bank's base rate was 7.75% at March 31, 1999);
2) are secured by substantially all assets of the Company and further guaranteed by the Company's interest in the stock of CPI and; 3) cannot exceed an amount that is calculated by reference to specified percentages of eligible accounts receivable, inventory, and equipment. The 1999 Revolver contains a lockbox requirement and a subjective acceleration clause and, therefore, is classified as a current liability in the financial statements. The 1999 Revolver also contains covenants restricting the amount of capital expenditures and requiring, among other things, the attainment of monthly minimum earnings and cash flow related thresholds and monthly principal payments.

Note 4 - Subordinated Debt

         Subordinated notes payable were issued as part of the Company's acquisition of CPI. The notes bear interest at the rate of 10% per annum, payable quarterly. The Company has made no interest payments on the subordinated notes since December 31, 1997. Under the terms of the note, principal becomes payable on May 31, 2003. The Company entered into agreements with certain of the noteholders in 1998 pursuant to which the Company's obligations for principal amounting to $4,767,400 and accrued interest of $260,440 were canceled. At

March 31, 1999, the Company was in not in compliance with certain of the conditions specified in the preexisting bank note agreement and was not permitted to pay accrued interest, thus the outstanding balances have been classified as a current liability.

         In connection with consummating the 1999 Revolver, the remaining holder of the subordinated note agreed not to require any payments of either principal or interest under the note until the earlier of such time as the 1999 Revolver is repaid, or May, 2002.


Note 5 - Inventories

         Inventories consist of the following:

                                 March 31, 1999     December 31, 1998
                                 --------------     -----------------

         Raw materials             $3,489,296           $3,211,631
         Work in process            1,165,794              686,124
         Finished goods               899,096            1,305,268
                                   ----------            ----------

                                   $5,554,186           $5,203,023
                                   ==========           ==========

Note 6 - Comprehensive Income (Loss)

         As of January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 established new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. For the three month period ended March 31, 1999, the Company had no material transactions other than net loss that should be reported as comprehensive loss. Comprehensive loss for the three month period ended March 31, 1998 consisted of the following:


         Net loss                             $(290,275)
         Unrealized loss on investments        (314,763)
                                              ----------

                                              $(605,038)
                                              =========


Note 7 - Discontinued Operations

         Income from discontinued operations of $38,151 recognized during 1998 resulted from the final settlement of the sale price of the Company's Energy Electric Cable division, which was sold in 1997.

Note 8 - Contingencies

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

Note 9 - Segment Information

         The Company has two reportable business segments: BSCC division and EEA division. The BSCC division manufactures low voltage copper electronic and electric wire and cable for security, factory automation, signal and sound markets. The EEA division provides cable design application and assembly services for machine tool and robotics products used primarily within the automotive industry. The divisions maintain separate and distinct physical operating facilities.

         The Company also maintains a corporate headquarters apart from its operating divisions. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. Expenses incurred and revenues received by the corporate headquarters are not allocated to the divisions.

         The divisions use the same accounting policies as those described in
Note 1, "Condensed Consolidated Financial Statements". Interdivision sales consist principally of product sales from the BSCC division to the EEA division. Such sales carry the same markup as sales to external customers.

         Following is a presentation of selected financial information for each division and the corporate headquarters for the three months ended March 31, 1999 and 1998.

                                                    BSCC           EEA
                                                  Division       Division      Corporate       Eliminations      Consolidation
                                                  --------       --------      ---------       ------------      -------------


Three months ended March 31, 1999

      Sales to external customers           $  6,472,339     $  2,779,444                                       $  9,251,783
      Interdivision sales                        372,762                                       $   (372,762)
        Income (loss) from continuing
          operations before income taxes        (369,586)         230,524     $   (625,271)        (110,130)        (874,463)
        Total assets                          16,568,570        7,495,036       14,568,788       (8,910,021)      29,722,373

Three months ended March 31, 1998

       Sales to external customers          $  8,061,990     $  3,741,715                                       $ 11,803,705
        Interdivision sales                      590,473                                       $   (590,473)
        Income (loss) from continuing
          operations before income taxes        (191,952)         487,261     $   (496,742)        (126,993)        (328,426)
       Total assets                           18,908,677        6,525,325       16,608,705       (8,044,845)      33,997,862





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MARCH 31, 1999


The primary business of Connectivity Technologies Inc. (the "Company" or "CTI") is the manufacture and assembly of wire and cable products through its subsidiary, Connectivity Products Incorporated ("CPI"). The major markets served by the Company are commercial and residential security, factory automation, traffic and transit signal control and audio systems. The Company has no operations other than those carried out by CPI.

Before acquiring 85% of the common stock of CPI as of May 31, 1996, the Company's principal activity consisted of seeking and evaluating candidates for acquisition.

RESULTS OF OPERATIONS

Net sales decreased by approximately 21.6% during the quarter ended March 31, 1999, as compared to the corresponding period of the preceding year. The decrease is attributable to a 17.6% decrease in the Comex average price of copper, which the BSCC division bases its selling price, during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, and a general slow down experienced at the EEA division due to a more competitive environment. Further, management believes customer apprehension at both operating divisions due to the lack of a finalized loan agreement with the Company's lenders has also impacted sales.

Gross profit as a percent of net sales decreased to 17.5% from 18.4% for the corresponding period of the preceding year. The decrease is attributable principally to the decrease in sales which results in less revenue to absorb fixed costs inherent in cost of goods sold. Margins have been affected positively by increased manufacturing efficiencies inherent in new machinery acquired and new manufacturing and scheduling processes implemented by management.

Selling, general and administrative expense increased to 22.4% of net sales for the three month period ended March 31, 1999 compared to 17.4% for the same three month period in 1998. The increase is attributable principally to decreased sales during the three months, which on a percentage basis increases the fixed cost component. On a dollar basis, selling, general and administrative expense increased approximately $14,000 from the corresponding period of the preceding year.

Interest expense decreased during the three month period ended March 31, 1999, as compared to 1998, due principally to lower average borrowings offset by higher interest rates. Interest rates have increased in accordance with the terms of the Second Amended and Restated Revolving Credit Agreement and because the Company does not have the option in 1999 to use the preferential LIBOR based interest rate.

FINANCIAL CONDITION AND LIQUIDITY

The accompanying statement of cash flows for the three months ended March 31, 1999 reports net cash provided by operating activities of approximately $176,000 as compared to cash used for operating activities of approximately $3,070,000 during the corresponding three months of the previous year. Increased payables of approximately $968,000 resulted in cash flows provided by operating activities during the quarter ended March 31, 1999, primarily caused by increased purchases to support increasing sales in the last month of the quarter. Offsetting the increase in liabilities is an increase in inventory of approximately $351,000. This is a normal trend as inventories were reduced in anticipation of the plant shut down during the holidays. Included in the determination of cash flows from operating activities for the quarter ended March 31, 1998 are tax payments of approximately $2,700,000 related to the taxable gain realized on the sale of the Company's Energy Electric Cable division in 1997. The Company used approximately $545,000 of operating cash flows to reduce accounts payable in a concerted effort to make payments within or better than accepted trade terms.

The Company used approximately $49,000 for the purchase of property, plant and equipment for the three months ended March 31, 1999 as compared to an approximate use of $709,000 for the corresponding three months of the previous year. The change is attributable to the upgrading of machinery at the BSCC division during the quarter ended March 31, 1998.

No cash was used or provided by financing activities during the quarter ended March 31, 1999 as compared to $3,650,000 provided by financing activities for the corresponding three months ended March 31, 1998. The Company did not draw on the bank loan or pay down principal during the quarter ended March 31, 1999.

As described in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements, the Company has negotiated the 1999 Revolver, which to date has been the Company's principal external source of capital. The terms of the new agreement extend to January 31, 2000. The Company is in compliance with all terms and conditions of the 1999 Revolver.

YEAR 2000 UPDATE

The Company has made significant progress in its plan to ensure Year 2000 compliancy. Its BSCC division implemented and upgraded its business critical systems in 1998. The EEA division will complete the same implementation and upgrade of business critical systems in the second quarter of 1999. The Company's hardware compliance issues have been identified and non-compliant hardware is in the process of being or has been replaced or upgraded. Most other production software and database applications that are not Year 2000 ready have been scheduled to migrate to fully compliant systems by mid 1999. The Company has purchased all of the software upgrades. Altogether, the total cost to upgrade, test, and implement the Company's hardware and software to date is approximately $425,000 and has been funded through cash flows and bank borrowings. The Company requires a new job writing production software design. The programming required to make the job writing software compliant, which is being performed internally, has begun and it is anticipated that this software will be fully programmed and tested during the fourth quarter of 1999. There is a contingency plan if this project is not completed by December 31, 1999. All software and hardware has been tested and non-compliant issues will be addressed in the second quarter of 1999. No contingency plan exists in the event that any tested system fails. The Company plans to evaluate such failures on a case by case basis. The Company began surveying its customers, service providers, and suppliers regarding Year 2000 compliancy in the first quarter of 1999. Current plans are for this phase of the Company's Year 2000 project to be completed in the second quarter of 1999.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, customers, and service providers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that were not historical facts may be forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by words such as "believes", "plans", "intends", and similar expressions. The Company cautions readers that these forward-looking statements are subject to a variety of risks and uncertainties that could cause the Company's actual results in the remainder of 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties are more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, general economic and business conditions affecting the industries of the Company's customers, competition from other manufacturers and assemblers that have greater financial, technical, and marketing resources than the Company, the Company's ability to adequately address its going concern issues in a timely matter including, without limitation, its ability to sell its CPI subsidiary or any other assets, reduce its debt, continue to negotiate long term credit facilities, and the Company's ability to adequately address its Year 2000 issues in a timely manner.

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

                             CONNECTIVITY TECHNOLOGIES INC.



Date:   May 21, 1999         By: /s/  James M. Hopkins
                                 -----------------------------------------------
                                 James M. Hopkins
                                 President and Chief Executive Officer (as a
                                 duly authorized officer of the Registrant)



                             By: /s/  George H. Buckham
                                 -----------------------------------------------
                                 George H. Buckham
                                 Corporate Controller and Secretary
                                 (as the principal accounting officer
                                 of the Registrant)