Form 10-Q
period 1999-06-30
CONNECTIVITY TECHNOLOGIES INC
filed 1999-08-16
CIK 714399

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from

COMMISSION FILE NUMBER: 0-12113

                         CONNECTIVITY TECHNOLOGIES INC.
        -----------------------------------------------------------------
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

                      Yes _X____               No _______

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,565,704 shares of Common Stock, par value. $.04 per share, outstanding as of August 6, 1999.

                         CONNECTIVITY TECHNOLOGIES INC.

                                      INDEX

                                                                                                     Page No.

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Balance Sheets
              as of June 30, 1999 and December 31, 1998.................................................3

             Condensed Consolidated Statements of Operations
              for the Three and Six Months Ended June 30, 1999 and 1998.................................4

             Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 1999 and 1998...........................................5

             Notes to Condensed Consolidated Financial
              Statements................................................................................6

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................................................10

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K..........................................................13

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)



                                 ASSETS                                        JUNE 30, 1999                  DECEMBER 31, 1998
                                                                         -------------------------         ------------------------
CURRENT ASSETS
  Cash                                                                            $       290,808                   $      598,804
  Accounts receivable, net                                                              8,382,490                        6,740,133
  Inventories, net                                                                      5,467,321                        5,203,023
  Prepaid expenses and other assets                                                       159,330                          129,883
  Refundable income taxes                                                                 505,653                          987,622
                                                                         -------------------------         ------------------------

      Total current assets                                                             14,805,602                       13,659,465

Property, plant and equipment, net                                                      6,445,701                        6,949,801
Deposits and other assets                                                                 102,479                          102,919
Goodwill and intangible assets, net of accumulated
  amortization                                                                          9,391,785                        9,606,045
                                                                         -------------------------         ------------------------

        Total assets                                                              $    30,745,567                   $   30,318,230
                                                                         =========================         ========================
                              LIABILITIES

CURRENT LIABILITIES
  Loan payable to bank                                                            $    16,668,754                   $   16,462,168
  Subordinated notes payable                                                              882,600                          882,600
  Trade accounts payable                                                                3,756,455                        2,740,040
  Accrued liabilities                                                                   2,674,871                        2,596,005
                                                                         -------------------------         ------------------------

      Total current liabilities                                                        23,982,680                       22,680,813




                          STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value;
  10,000,000 shares authorized, none outstanding
Series B Common Stock - $.04 par value;
  750,000 shares authorized, none outstanding
Common Stock - $.04 par value; 20,000,000 shares
  authorized, 5,771,857 shares issued, 5,565,704
  shares outstanding                                                                      230,867                          230,874
Additional paid-in capital                                                            109,334,759                      109,336,244
Accumulated deficit                                                                  (102,794,475)                    (101,921,437)
Less 206,601 shares in treasury, at cost                                                   (8,264)                          (8,264)
                                                                         -------------------------         ------------------------

      Total stockholders' equity                                                        6,762,887                        7,637,417
                                                                         -------------------------         ------------------------

      Total liabilities and stockholders' equity                                  $    30,745,567                   $   30,318,230
                                                                         =========================         ========================


See accompanying notes to Condensed Consolidated Financial Statements

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                            SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                   JUNE 30, 1999      JUNE 30, 1998     JUNE 30, 1999     JUNE 30, 1998
                                                   -------------      -------------     -------------     -------------

Net sales                                          $  20,714,400      $  24,609,935     $  11,462,617     $  12,806,230

Cost of goods sold                                    17,055,961         19,453,276         9,422,424         9,815,904
                                                   -------------      -------------     -------------     -------------

Gross profit                                           3,658,439          5,156,659         2,040,193         2,990,326

Selling, general and administrative expenses           4,110,484          4,345,172         2,041,531         2,290,539
                                                   -------------      -------------     -------------     -------------

Operating income (loss)                                 (452,045)           811,487            (1,338)          699,787

Other income (expense):
   Interest expense, net                                (842,058)          (972,404)         (418,383)         (522,198)
   Other                                                   1,063             38,072             1,144            27,992
                                                   -------------      -------------     -------------     -------------
                                                        (840,995)          (934,332)         (417,239)         (494,206)
                                                   -------------      -------------     -------------     -------------
Income (loss) from continuing operations before
 income taxes                                         (1,293,040)          (122,845)         (418,577)          205,581

Income taxes (benefit)                                  (420,000)            43,300          (420,000)           43,300
                                                   -------------      -------------     -------------     -------------

Income (loss) from continuing operations                (873,040)          (166,145)            1,423           162,281

Gain on sale of discontinued operations,
 net of income taxes                                          --             38,151                --                --
                                                   -------------      -------------     -------------     -------------

                                                              --             38,151                --                --
                                                   -------------      -------------     -------------     -------------

Net income (loss)                                  $    (873,040)     $    (127,994)    $       1,423     $     162,281
                                                   =============      =============     =============     =============



Earnings (loss) per share
    Continuing operations                          $       (0.16)     $       (0.03)    $        0.00     $        0.03
    Discontinued operations                                 0.00               0.01              0.00              0.00
                                                   -------------      -------------     -------------     -------------

                                                   $       (0.16)     $       (0.02)    $        0.00     $        0.03
                                                   =============      =============     =============     =============

Weighted average shares outstanding                    5,565,704          5,565,256         5,565,704         5,565,256


See accompanying notes to Condensed Consolidated Financial Statements

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30, 1999              JUNE 30, 1998
                                                                                         -------------              -------------
OPERATING ACTIVITIES
   Loss from operations                                                                   $   (873,040)             $   (166,145)
   Adjustments to reconcile loss from operations to
      cash provided by (used for) operating activities:
        Depreciation and amortization                                                          826,876                   825,292
        Changes in assets and liabilities:
           Accounts receivable, net                                                         (1,642,357)                  811,886
           Inventories, net                                                                   (264,298)                 (428,868)
           Prepaid expenses, deposits and other assets                                         (29,007)                   15,174
           Refundable income taxes                                                             481,969                        --
           Trade accounts payable                                                            1,016,415                  (369,814)
           Accrued liabilities and federal and state income taxes payable                       77,376                (4,562,595)
                                                                                          ------------              ------------

NET CASH USED FOR OPERATING ACTIVITIES                                                        (406,066)               (3,875,070)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                                  (108,516)                 (904,002)
  Proceeds from sale of investments                                                                                       97,966
                                                                                          ------------              ------------
NET CASH USED FOR INVESTING ACTIVITIES                                                        (108,516)                 (806,036)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                         8,742,984                 5,355,000
  Repayment of long-term borrowings                                                         (8,536,398)                 (350,000)
                                                                                          ------------              ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      206,586                 5,005,000
                                                                                          ------------              ------------

Net increase (decrease) in cash                                                               (307,996)                  323,894
Cash at beginning of period                                                                    598,804                   245,843
                                                                                          ------------              ------------

CASH AT END OF PERIOD                                                                     $    290,808              $    569,737
                                                                                          ============              ============


See accompanying notes to Condensed Consolidated Financial Statements.

                         CONNECTIVITY TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

               The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from continuing operations in 1998 and for the three and six months ended June 30, 1999 and has a working capital deficiency. Also, as further described in Note 3, the Company has consummated a $16.5 million revolving credit agreement under which, among other things, all amounts outstanding become due on January 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

               Certain reclassifications of amounts reported in the accompanying December 31, 1998 Condensed Consolidated Balance Sheet have been made to permit comparison with June 30, 1999 classifications.


Note 3 - Revolving Credit Facility

               On April 27, 1999, the Company's subsidiary, CPI, consummated a $16.5 million revolving credit agreement ("the 1999 Revolver") whereunder borrowings under the credit agreement existing at December 31, 1998 became amounts outstanding under the 1999 Revolver. The 1999 Revolver matures on January 31, 2000. Borrowings under the 1999 Revolver: 1) accrue interest at the bank's base rate plus 200 basis points (the bank's base rate was 8.00% at June 30, 1999); 2) are secured by substantially all assets of the Company and further guaranteed by the Company's interest in the stock of CPI and; 3) cannot exceed an amount that is calculated by reference to specified percentages of eligible accounts receivable, inventory, and equipment. The 1999 Revolver contains a lockbox requirement and a subjective acceleration clause and, therefore, is classified as a current liability in the financial statements. The 1999 Revolver also contains covenants restricting the amount of capital expenditures and requiring, among other things, the attainment of monthly minimum earnings and cash flow related thresholds and monthly principal payments. The Company was not in compliance with the minimum earnings covenant as of June 30, 1999, but has subsequently received a waiver from its lenders waiving the covenant's requirements for the month of June, 1999. The Company is in negotiations with its lenders to revise the monthly covenant requirements. No assurances can be given that these negotiations will be successful or that the Company will be able to comply with the covenants in the future.

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

     In connection with consummating the 1999 Revolver, the remaining holder of the subordinated note agreed not to require any payments of either principal or interest under the note until the earlier of such time as the 1999 Revolver is repaid, or May 2002.

Note 5 - Anticipated Sale of Subsidiary

     The Company has signed a non-binding Letter of Intent to sell its stock in its CPI subsidiary to Rome Group, Inc. for $21 million, subject to adjustment. If a sale is successfully consummated, the proceeds from the sale would be utilized first to pay the outstanding loan payable to the bank. Should the transaction be consummated in its current form, the Company would likely record a loss on impairment of goodwill in the range of $2 million to $4 million. There can be no assurances that the Company will be successful in its efforts to sell its stock in its CPI subsidiary.

Note 6 - Inventories

               Inventories consist of the following:

                                                            June 30, 1999            December 31, 1998
                                                            -------------            -----------------

               Raw materials                                $   3,781,165            $       3,211,631
               Work in process                                  1,017,941                      686,124
               Finished goods                                     668,215                    1,305,268
                                                            -------------             ----------------

                                                            $   5,467,321             $      5,203,023
                                                            =============             ================

Note 7 - Comprehensive Income (Loss)

               As of January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 established new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. For the three and six month period ended June 30, 1999, the Company had no material transactions other than net loss that should be reported as comprehensive loss. Comprehensive gain (loss) for the three and six month periods ended June 30, 1998 consisted of the following:

                                                    June 30, 1998
                                            Six Months         Three Months
                                            ----------         ------------
     Net gain (loss)                        $ (127,994)        $    162,281
     Unrealized gain (loss) on investments    (195,715)             119,048
                                            ----------         ------------

                                            $ (323,709)         $   281,329
                                            ==========          ===========


Note 8 - Discontinued Operations

     Income from discontinued operations of $38,151 recognized during 1998 resulted from the final settlement of the sale price of the Company's Energy Electric Cable division, which was sold in 1997.

Note 9 - Contingencies

     In March 1999, the Company was named a defendant in a $2 million lawsuit alleging wrongful termination of employment. The Company believes it has not engaged in any wrongdoing in connection with this matter. However, as this litigation is in an early stage, the Company is unable to conclude on the likely outcome of this matter.

     The Company is also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, such proceedings will not, individually or in the aggregate, have a material adverse impact on the Company's financial position.

Note 10 - Segment Information

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

     Following is a presentation of selected financial information for each division and the corporate headquarters for the six months ended June 30, 1999 and 1998.

                                                         BSCC             EEA
                                                       Division         Division      Corporate     Eliminations      Consolidation
                                                     ------------------------------------------------------------------------------

Six months ended June 30, 1999

        Sales to external customers                  $14,652,934       $6,061,466                                      $20,714,400
        Interdivision sales                            1,041,278                                     $(1,041,278)
        Income (loss) from continuing
          operations before income taxes                (444,917)         531,008    $(1,113,871)       (265,260)       (1,293,040)
        Total assets                                  16,550,211        8,181,903     15,818,840     (10,225,387)       30,325,567

Six months ended June 30, 1998

        Sales to external customers                  $17,137,922       $7,472,013                                      $24,609,935
        Interdivision sales                            1,166,305                                     $(1,166,305)
        Income (loss) from continuing
          operations before income taxes                 207,957        1,064,516    $(1,165,110)       (230,208)         (122,845)
       Total assets                                   17,855,055        6,122,067     15,806,876      (5,967,347)       33,816,651

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 1999


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

RESULTS OF OPERATIONS

Net sales decreased by approximately 15.8% and 10.5% during the six and three month periods ended June 30, 1999, respectively, as compared to the corresponding periods of the preceding year. At the BSCC division, the decrease is primarily attributable to a 15.8% and 14.2% decrease in the Comex average price of copper, which BSCC bases its selling price, during the six and three month periods ended June 30, 1999, respectively, as compared to the corresponding periods of the preceding year. Also contributing to the decrease for the six month period ended June 30, 1999, was an 8% decrease in amount of product shipped from the BSCC division. The EEA division continues to experience increased competition thereby adversely impacting sales mix and creating pricing pressures. Further, management believes customer apprehension at both operating divisions due to a perceived lack of financial stability has also negatively impacted sales.

Gross profit as a percent of net sales decreased to 17.7% and 17.8% during the six and three month periods ended June 30, 1999, respectively, as compared to 21.0% and 23.4% for the corresponding periods of the preceding year. The decrease is attributable principally to the decrease in sales which results in less revenue to absorb fixed costs inherent in cost of goods sold. Margins have been affected positively by increased manufacturing efficiencies inherent in new machinery acquired and new manufacturing and scheduling processes implemented by management.

Selling, general and administrative expense increased to 19.8% of net sales for the six month period ended June 30, 1999 compared to 17.7% for the same six month period in 1998. The increase is attributable principally to decreased sales during the six months, which on a percentage basis increases the fixed cost component. On a dollar basis, selling, general and administrative expense decreased approximately $235,000 from the corresponding period of the preceding year. The decrease is primarily attributable to a decrease in loan origination fees and a reduction in salaries at both operating divisions as a result of headcount reductions.

Interest expense decreased during the six and three month periods ended June 30, 1999, as compared to 1998, due principally to lower average borrowings and less subordinated debt offset by higher interest rates. Interest rates have increased in accordance with the terms of the Second Amended and Restated Revolving Credit Agreement and because the Company does not have the option in 1999 to use the preferential LIBOR based interest rate.

Income tax benefit for continuing operations totaled $420,000 for the six and three month periods ended June 30, 1999, as compared to income tax expense of $43,300 for the corresponding periods of the preceding year. The effective tax rate for the year was adjusted to 34% during the three months ended June 30, 1999, which is a change in estimate from the 0% effective tax rate used in the three months ended March 31, 1999. The effect of this change in estimate was recorded in the three months ended June 30, 1999. This change in estimate resulted from a change in the Company's projected net loss for the year. At March 31, 1999, the Company was projecting approximately breakeven pre-tax operating results for the year. At June 30, 1999, the Company is projecting a pre-tax loss and the Company will be able to carryback such loss to years in which the Company paid income taxes and obtain an income tax refund.

FINANCIAL CONDITION AND LIQUIDITY

The accompanying statement of cash flows for the six months ended June 30, 1999 reports net cash used for operating activities of approximately $406,000 as compared to cash used for operating activities of approximately $3,875,000 during the corresponding six months of the previous year. Increased accounts receivable of approximately $1,642,000 resulted in cash used for operating activities, primarily as a result of higher sales and slower collections in the quarter ended June 30, 1999 over the previous quarter. Offsetting the increase in receivables is an increase in payables of approximately $1,016,000 which resulted in cash flows provided by operating activities during the six months ended June 30, 1999, primarily caused by increased purchases to support increasing sales in the last month of the quarter. Included in the determination of cash flows from operating activities for the six months ended June 30, 1998 are tax payments of approximately $2,700,000 related to the taxable gain realized on the sale of the Company's Energy Electric Cable division in 1997. The Company used approximately $370,000 of operating cash flows to reduce accounts payable in a concerted effort to make payments within or better than accepted trade terms.

The Company used approximately $109,000 for the purchase of property, plant and equipment for the six months ended June 30, 1999 as compared to an approximate use of $806,000 for the corresponding six months of the previous year. The change is attributable to the upgrading of machinery at the BSCC division during the six months ended June 30, 1998.

Approximately $207,000 in bank borrowings resulted in cash provided by financing activities during the six months ended June 30, 1999 as compared to $5,005,000 provided by financing activities for the corresponding six months ended June 30, 1998. The borrowings in the six months ended June 30, 1999 were used for the purchase of equipment and the financing of working capital as compared to the borrowings for the six months ended June 30, 1998 which were used for the payment of $2,884,000 in taxes, the purchase of equipment, the repayment of subordinated debt, and the financing of working capital.

As described in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements, the Company has negotiated the 1999 Revolver, which to date has been the Company's principal external source of capital. The terms of the new agreement extend to January 31, 2000. The Company was not in compliance with the minimum earnings covenant as of June 30, 1999, but has subsequently received a waiver from its lenders waiving the covenant's requirements for the month of June 1999. The Company is in negotiations with its lenders to revise the current covenant requirements. No assurances can be given that these negotiations will be successful or that the Company will be able to comply with the covenants in the future.

YEAR 2000 UPDATE

The Company has made significant progress in its plan to ensure Year 2000 compliancy. Its BSCC division implemented and upgraded its business critical systems in 1998. The EEA division completed the same implementation and upgrade of business critical systems in the second quarter of 1999. The Company's hardware compliance issues have been identified and non-compliant hardware has been replaced or upgraded. Most other production software and database applications that are not Year 2000 ready have been scheduled to migrate to fully compliant systems by the third or fourth quarter 1999. The Company has purchased all of the software upgrades. Altogether, the total cost to upgrade, test, and implement the Company's hardware and software to date is approximately $470,000 and has been funded through cash flows and bank borrowings. The Company requires a new job writing production software design. The programming required to make the job writing software compliant, which is being performed internally, has begun and it is anticipated that this software will be fully programmed and tested during the fourth quarter of 1999. There is a contingency plan if this project is not completed by December 31, 1999. All software and hardware has been tested and non-compliant issues were addressed in the second quarter of 1999. No contingency plan exists at this time in the event that any tested system fails. The Company plans to evaluate such failures on a case by case basis. The Company continues to survey its customers, service providers, and suppliers regarding Year 2000 compliancy. No issues have been identified with outside parties to date. Current plans are for this phase of the Company's Year 2000 project to be completed in the third quarter of 1999.

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

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that were not historical facts may be forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by words such as "believes", "plans", "intends", and similar expressions. The Company cautions readers that these forward-looking statements are subject to a variety of risks and uncertainties that could cause the Company's actual results in the remainder of 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties are more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, general economic and business conditions affecting the industries of the Company's customers, competition from other manufacturers and assemblers that have greater financial, technical, and marketing resources than the Company, the Company's ability to adequately address its going concern issues in a timely matter including, without limitation, its ability to sell its CPI subsidiary or any other assets, reduce its debt, remain in compliance with its credit agreement, continue to negotiate long term credit facilities, and the Company's ability to adequately address its Year 2000 issues in a timely manner.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                 Description of Document
-----------                 -----------------------

10.1 Second amended and restated revolving credit agreement, dated as of January 1, 1999 by and among Connectivity Products Incorporated, BankBoston, N.A. (F/N/A the First National
                  Bank of Boston), and NBD Bank.

27                Financial Data Schedule


(b)   Reports on Form 8-K

     On April 27, 1999, the Registrant filed a Current Report on Form 8-K in connection with the entering into a new credit agreement with its lending banks. The new loan extends until January 31, 2000, and includes a maximum indebtedness provision, an amortization schedule for principal paydowns, covenants pertaining to financial performance, and a lockbox requirement.

     On June 23, 1999, the Registrant filed a Current Report on Form 8-K in connection with the signing of a non-binding Letter of Intent to sell the stock of its CPI subsidiary to Rome Group, Inc. The proceeds from this sale will be used to reduce its bank debt. The Registrant intends to maintain its status as a public company and to seek to acquire other operating assets after the sale.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CONNECTIVITY TECHNOLOGIES INC.




Date:   August 16, 1999                       By: /s/  James M. Hopkins
                                                 ---------------------
                                                 James M. Hopkins
                                                 President and Chief Executive
                                                 Officer (as a duly authorized
                                                 officer of the Registrant)




                                              By: /s/  George H. Buckham
                                                 -----------------------
                                                 George H. Buckham
                                                 Corporate Controller and
                                                 Secretary (as the principal
                                                 accounting officer of the
                                                 Registrant)