Form 10-Q
period 1999-09-30
CONNECTIVITY TECHNOLOGIES INC
filed 1999-11-22
CIK 714399

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                             Yes [X]           No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,565,704 shares of Common Stock, par value. $.04 per share, outstanding as of November 12, 1999.

                         CONNECTIVITY TECHNOLOGIES INC.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Balance Sheets
             as of September 30, 1999 and December 31, 1998 ............    3

           Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 1999 and 1998 ...    4

           Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 1999 and 1998 .....    5

           Notes to Condensed Consolidated Financial
             Statements ................................................    6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................   11

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ...........................................   15

Item 3.    Defaults Upon Senior Securities .............................   15

Item 6.    Exhibits and Reports on Form 8-K ............................   15

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                          ASSETS                                 SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                                 ------------------         -----------------
CURRENT ASSETS
  Cash                                                             $     146,735              $     598,804
  Accounts receivable, net                                             8,587,884                  6,740,133
  Inventories, net                                                     5,228,754                  5,203,023
  Prepaid expenses and other current assets                              175,891                    129,883
  Refundable income taxes                                                667,775                    987,622
                                                                   -------------              -------------

      Total current assets                                            14,807,039                 13,659,465

Property, plant and equipment, net                                     6,201,420                  6,949,801
Deposits and other assets                                                123,917                    102,919
Goodwill and intangible assets, net of accumulated
  amortization                                                         9,284,655                  9,606,045
                                                                   -------------              -------------

        Total assets                                               $  30,417,031              $  30,318,230
                                                                   =============              =============
                       LIABILITIES

CURRENT LIABILITIES
  Loan payable to bank, in default                                 $  16,119,231              $  16,462,168
  Subordinated notes payable, in default                                 882,600                    882,600
  Trade accounts payable                                               4,123,377                  2,740,040
  Accrued liabilities                                                  2,861,861                  2,596,005
                                                                   -------------              -------------

      Total current liabilities                                       23,987,069                 22,680,813




                  STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value;
  10,000,000 shares authorized, none outstanding
Series B Common Stock - $.04 par value;
  750,000 shares authorized, none outstanding
Common Stock - $.04 par value; 20,000,000 shares
  authorized, 5,771,857 shares issued, 5,565,704
  shares outstanding                                                     230,867                    230,874
Additional paid-in capital                                           109,334,759                109,336,244
Accumulated deficit                                                 (103,127,400)              (101,921,437)
Less 206,601 shares in treasury, at cost                                  (8,264)                    (8,264)
                                                                   -------------              -------------

      Total stockholders' equity                                       6,429,962                  7,637,417
                                                                   -------------              -------------

      Total liabilities and stockholders' equity                   $  30,417,031              $  30,318,230
                                                                   =============              =============


See accompanying notes to Condensed Consolidated Financial Statements

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                               NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                     SEPTEMBER 30, 1999  SEPTEMBER 30,1998  SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                                     ------------------  -----------------  ------------------  ------------------

Net sales                                                 $31,459,683         $35,101,110         $10,745,283        $10,491,175

Cost of goods sold                                         25,929,271          28,265,731           8,873,310          8,812,455
                                                          -----------         -----------         -----------        -----------

Gross profit                                                5,530,412           6,835,379           1,871,973          1,678,720

Selling, general and administrative expenses                6,052,838           6,589,907           1,887,354          2,244,735
                                                          -----------         -----------         -----------        -----------

Operating income (loss)                                      (522,426)            245,472             (15,381)          (566,015)

Other income (expense):
   Gain on sale of investments                                                    462,786                                462,786
   Interest expense, net                                   (1,279,034)         (1,522,260)           (436,976)          (549,856)
   Other                                                        3,497              61,340             (52,566)            23,268
                                                          -----------         -----------         -----------        -----------
                                                           (1,275,537)           (998,134)           (489,542)           (63,802)
                                                          -----------         -----------         -----------        -----------
Loss from continuing operations before income taxes        (1,797,963)           (752,662)           (504,923)          (629,817)

Income taxes (benefit)                                       (592,000)            400,500            (172,000)           357,200
                                                          -----------         -----------         -----------        -----------

Loss from continuing operations                            (1,205,963)         (1,153,162)           (332,923)          (987,017)

Gain on sale of discontinued operations, net
   of income taxes                                                  0              38,151                   0                  0
                                                          -----------         -----------         -----------        -----------

Loss before extraordinary income                           (1,205,963)         (1,115,011)           (332,923)          (987,017)

Extraordinary income recognized on settlement of
  subordinated debt, less income taxes of $481,800                  0           4,871,040                   0          4,871,040
                                                          -----------         -----------         -----------        -----------

Net income (loss)                                         $(1,205,963)        $ 3,756,029         $  (332,923)       $ 3,884,023
                                                          ===========         ===========         ===========        ===========


Earnings (loss) per share
    Continuing operations                                 $     (0.22)        $     (0.21)        $     (0.06)       $     (0.18)
    Discontinued operations                                      0.00                0.01                0.00               0.00
    Extraordinary income                                         0.00                0.88                0.00               0.88
                                                          -----------         -----------         -----------        -----------

                                                          $     (0.22)        $      0.68         $     (0.06)       $      0.70
                                                          ===========         ===========         ===========        ===========

Weighted average shares outstanding                         5,565,704           5,565,256           5,565,704          5,565,256




See accompanying notes to Condensed Consolidated Financial Statements

CONNECTIVITY TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                              SEPTEMBER 30,1999    SEPTEMBER 30,1998
                                                                              -----------------    -----------------
OPERATING ACTIVITIES
   Loss from continuing operations                                              $ (1,205,963)         $(1,153,162)
   Adjustments to reconcile loss from operations to
      cash provided by (used for) operating activities:
        Gain on sale of investments                                                                      (462,786)
        Deferred income taxes                                                                             383,000
        Depreciation and amortization                                              1,227,575            1,235,334
        Changes in assets and liabilities:
           Accounts receivable, net                                               (1,847,751)           2,675,535
           Inventories, net                                                          (25,731)            (198,045)
           Prepaid expenses, deposits and other assets                               (67,006)               2,986
           Refundable income taxes                                                   319,847
           Trade accounts payable                                                  1,383,337           (1,842,297)
           Accrued liabilities and federal and state income taxes payable            264,367           (5,181,457)
                                                                                ------------          -----------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                  48,675           (4,540,892)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                        (157,807)            (954,211)
  Proceeds from sale of investments                                                                     2,424,249
                                                                                ------------          -----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                (157,807)           1,470,038

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                              19,537,554            4,256,339
  Repayment of long-term borrowings                                              (19,880,491)            (350,000)
  Proceeds from settlement of subordinated debt                                                           585,440
                                                                                ------------          -----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                (342,937)           4,491,779
                                                                                ------------          -----------

Net increase (decrease) in cash                                                     (452,069)           1,420,925
Cash at beginning of period                                                          598,804              245,843
                                                                                ------------          -----------

CASH AT END OF PERIOD                                                           $    146,735          $ 1,666,768
                                                                                ============          ===========


See accompanying notes to Condensed Consolidated Financial Statements.

                         CONNECTIVITY TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

                  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from continuing operations in 1998 and for the three and nine months ended September 30, 1999 and has a working capital deficiency. Also, as further described in Note 3, the Company has consummated a $16.5 million revolving credit agreement under which, among other things, all amounts outstanding become due on January 31, 2000. The Company is in default under its revolving credit facility and all amounts outstanding thereunder are currently payable. Although the lenders are currently forbearing from enforcement of their rights under the credit agreement, the lenders have the right to proceed against the Company's assets at any time and no assurance can be given that the lenders will continue to forbear. In addition, the rate at which the Company is required to reduce the principal amount outstanding under the credit agreement is currently scheduled to double to $200,000 per month on November 30, 1999. The Company anticipates that this increase as required by the credit agreement would result in insufficient cash flows to continue its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                  With the object of resolving these matters, the Company and its Connectivity Products Incorporated subsidiary ("CPI") executed a non-binding Letter of Intent with Rome Group, Inc. ("Rome") on November 15, 1999. The Letter of Intent provides for the acquisition of CPI by Rome through a merger pursuant to which the Company would receive in exchange for all of its CPI stock, a subordinated promissory note from Rome in the principal amount of $1.75 million and a cash payment of $250,000 from CPI. To the extent CPI is unable to fund the cash payment, Rome would be required to fund the balance of the cash payment. In such event, Rome would be entitled to be reimbursed from one half of any tax refunds received by CPI for the period prior to the merger. The Letter of Intent also provides that simultaneously with the merger, Rome would cause CPI's obligations to its lenders to be satisfied with a $14 million cash payment and a $1 million note provided by Rome under the terms acceptable to the lenders. The proceeds realizable by the Company under the Letter of Intent would thus be substantially less than those anticipated in a prior letter of intent with Rome that terminated without consummation. The merger is subject to conditions, including Rome's completion of its due diligence investigation to its satisfaction; the negotiation and execution of a mutually acceptable merger agreement; Rome's obtaining financing on terms and conditions satisfactory to Rome; compliance with the notification and waiting period requirements under the Hart-Scott-Rodino Antitrust Improvement Act of 1976; and the consent of CPI's lenders. The Company also believes, but cannot assure, that if the merger is consummated, CPI will continue as part of Rome's group of companies with sufficient resources to meet its obligations to its customers and suppliers. However, no assurances can be given that a merger will be concluded, that the lenders will consent to the proposal embodied in the Letter of Intent or any modifications thereto, that CPI's lenders will agree to the waivers of CPI's non-compliance with the financial covenants in its credit agreement or to any modifications of the terms of that agreement as may be necessary to permit CPI to meet its ongoing obligations. If the merger does not take place or if the waivers of the minimum earnings covenants and a reduction in the acceleration of the principal amount cannot be obtained promptly from the lenders, CPI would lack sufficient funds to continue its operations and the Company would lose its entire investment in CPI, its only substantial asset, unless the Company were successful in promptly implementing interim measures such as selling its subsidiary or a part thereof to another buyer, concluding another interim arrangement with its lenders or locating another source of financing. Although other potential buyers have expressed an interest in acquiring CPI, the Company sees no immediate prospect of promptly implementing any such interim measures.

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

                  Certain reclassifications of amounts reported in the accompanying December 31, 1998 Condensed Consolidated Balance Sheet have been made to permit comparison with September 30, 1999 classifications.

Note 3 - Revolving Credit Facility, in Default

                  On April 27, 1999, CPI consummated a $16.5 million revolving credit agreement ("the 1999 Revolver") whereunder borrowings under the credit agreement existing at December 31, 1998 became amounts outstanding under the 1999 Revolver. The 1999 Revolver matures on January 31, 2000. Borrowings under the 1999 Revolver: 1) accrue interest at the bank's base rate plus 200 basis points (the bank's base rate was 8.25% at September 30, 1999); 2) are secured by substantially all assets of CPI and further secured by the Company's interest in the stock of CPI and; 3) cannot exceed an amount that is calculated by reference to specified percentages of eligible accounts receivable, inventory, and equipment. The 1999 Revolver contains a lockbox requirement and a subjective acceleration clause. The 1999 Revolver also contains covenants restricting the amount of capital expenditures and requiring, among other things, the attainment of monthly minimum earnings and cash flow related thresholds and monthly principal reductions which increase to $200,000 per month on November 30, 1999. The Company was not in compliance with the minimum earnings covenant as of August 31 and September 30, 1999 and is currently in default under the 1999 Revolver and all amounts outstanding thereunder are currently payable. Although the lenders are currently forbearing from enforcement of their rights under the credit agreement, the lenders have the right to proceed against the Company's assets at any time and no assurance can be given that the lenders will continue to forbear. The

Company is in negotiations with its lenders to waive the non-compliance default, revise the monthly covenant requirements, and to reduce the accelerated monthly principal reductions. No assurances can be given that these negotiations will be successful or that the Company will be able to comply with the covenants in the future. If the Company is not successful in its efforts to negotiate more favorable terms or to have their non-compliance waived, the lenders could proceed against CPI and its assets and the Company could lose its entire investment in CPI.

Note 4 - Subordinated Debt, in Default

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

Note 5 - Anticipated Merger of Subsidiary

         On November 15, 1999, the Company signed a non-binding Letter of Intent to merge CPI with Rome. The Letter of Intent provides for the acquisition of CPI by Rome through a merger pursuant to which the Company would receive in exchange for all of its CPI stock a subordinated promissory note from Rome in the principal amount of $1.75 million and a cash payment of $250,000 from CPI. To the extent CPI is unable to fund the cash payment, Rome is required to fund the balance of the cash payment. In such event, Rome will be entitled to be reimbursed from one half of any tax refunds received by the Company for the period prior to the merger. The Letter of Intent also provides that simultaneously with the merger, Rome will cause CPI's obligations to its lenders to be satisfied with a $14 million cash payment and a $1 million note provided by Rome under terms acceptable to the lenders. The proceeds realizable by the Company under the Letter of Intent will thus be substantially less than those anticipated in a prior letter of intent with Rome that terminated without consummation. The Company is currently negotiating for the banks to accept Rome's payment and note as full satisfaction on the outstanding amount to the banks. The transaction is subject to conditions, including Rome's completion of its due diligence investigation to its satisfaction; the negotiation and execution of a mutually acceptable merger agreement; Rome's obtaining financing on terms and conditions satisfactory to Rome; the consent of CPI's lenders; and compliance with the notification and waiting period requirement under the Hart-Scott-Rodino Antitrust Improvement Act of 1976. Should the transaction be consummated in its current form, the Company would likely record a loss on impairment of goodwill in the range of $5 million to $8 million. There can be no assurances that the Company will be successful in its efforts to sell its stock in its CPI subsidiary or to complete the merger. A sale or merger of the CPI subsidiary would effectively eliminate the operating activities of the Company.

Note 6 - Inventories

                  Inventories consist of the following:

                                       September 30, 1999    December 31, 1998
                                       ------------------    -----------------

                  Raw materials             $3,436,788           $3,211,631
                  Work in process            1,176,785              686,124
                  Finished goods               615,181            1,305,268
                                            ----------           ----------

                                            $5,228,754           $5,203,023
                                            ==========           ==========

Note 7 - Comprehensive Income (Loss)

                  As of January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 established new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. For the three and nine month periods ended September 30, 1999, the Company had no material transactions other than net loss that should be reported as comprehensive loss. Comprehensive income for the three and nine month periods ended September 30, 1998 consisted of the following:

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

Note 9 - Contingencies

         The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, such proceedings will not, individually or in the aggregate, have a material adverse impact on the Company's financial position. The Company settled a previously reported $2 million lawsuit on August 19, 1999 for an amount substantially less than initially sought.

Note 10 - Segment Information

         The Company has two reportable business segments: BSCC division and Energy Electric Assembly (EEA) division. The BSCC division manufactures low voltage copper electronic and electric wire and cable for security, factory automation, signal and sound markets. The EEA division provides cable design application and assembly services for machine tool and robotics products used primarily within the automotive industry. The divisions maintain separate and distinct physical operating facilities.

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

         Following is a presentation of selected financial information for each division and the corporate headquarters for the nine months ended September 30, 1999 and 1998.


        BSCC            EEA
      Division        Division       Corporate     Eliminations    Consolidation
    ----------------------------------------------------------------------------

Nine months ended September 30, 1999

        Sales to external customers                  $22,298,056     $ 9,161,627                                     $31,459,683
        Interdivision sales                            1,431,330                                    $ (1,431,330)
        Income (loss) from continuing
          operations before income taxes                (618,060)        730,204     $(1,540,718)       (369,389)     (1,797,963)
        Total assets                                  17,253,187       7,614,228      16,030,709     (10,481,093)     30,417,031

Nine months ended September 30, 1998

        Sales to external customers                  $24,996,997     $10,104,113                                     $35,101,110
        Interdivision sales                            1,378,296                                     $ (1,378,296)
        Income (loss) from continuing
          operations before income taxes                (205,623)      1,238,292     $(1,458,911)       (326,420)       (752,662)
       Total assets                                   17,669,402       5,898,424      13,949,992      (7,791,834)     29,725,984

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SEPTEMBER 30, 1999

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

RESULTS OF OPERATIONS

Net sales decreased by approximately 10.4% during the nine month period ended September 30, 1999, and increased by approximately 2.4% during the three month period ended September 30, 1999, as compared to the corresponding periods of the preceding year. The BSCC division experienced decreases in sales for both periods which, for the nine months ended September 30, 1999, is primarily attributable to a 9.5% decrease in the Comex average price of copper, on which BSCC bases its selling price. For the three month period ended September 30, 1999, BSCC shipped 7.2% more product pounds and the Comex average price of copper increased by 3.7%, although these increases were offset by downward pricing pressures. Net sales at the EEA division decreased by approximately 9.3% during the nine month period ended September 30, 1999 and increased by approximately 17.8% during the three month period ended September 30, 1999, as compared to the corresponding periods of the preceding year. EEA continues to experience increased competition which adversely impacted sales mix and created pricing pressures for the nine month period ended September 30, 1999. The increase for the three month period ended September 30, 1999 is attributable to a strike at a major customer in the corresponding period of the preceding year. Further, management believes customer apprehension at both operating divisions due to a perceived lack of financial stability has also negatively impacted sales.

Gross profit as a percent of net sales decreased to 17.6% during the nine month period ended September 30, 1999 as compared to 19.5% for the corresponding period of the preceding year. During the three month period ended September 30,1999, gross profit increased to 17.4% as compared to 16.0% for the corresponding period of the preceding year. The decrease for the nine month period ended September 30, 1999 is attributable principally to the decrease in sales which results in less revenue to absorb fixed costs inherent in cost of goods sold. The increase for the three month period ended September 30, 1999 is primarily attributable to reduced overhead costs at BSCC as a result of management initiatives to control costs such as overtime dollars. Margins continue to be affected positively by increased manufacturing efficiencies inherent in new machinery acquired and new manufacturing and scheduling processes implemented by management.

Selling, general and administrative expense increased to 19.2% of net sales for the nine month period ended September 30, 1999 compared to 18.8% for the same nine month period in 1998. The increase is attributable principally to decreased sales during the nine months, which on a percentage basis increases the fixed cost component. On a dollar basis, selling, general and administrative expense decreased approximately $540,000 from the corresponding period of the preceding year. The decrease is primarily attributable to a decrease in the amortization of loan origination fees and a reduction in salaries at both operating divisions as a result of headcount reductions.

Interest expense decreased during the nine and three month periods ended September 30, 1999, as compared to 1998, due principally to lower average borrowings and less subordinated debt offset by higher interest rates. Interest rates have increased in accordance with the terms of the Second Amended and Restated Revolving Credit Agreement and because the Company does not have the option in 1999 to use the preferential LIBOR based interest rate.

Income tax benefit from continuing operations totaled $592,000 for the nine month period and $172,000 for the three month period ended September 30, 1999, as compared to income tax expense of $400,500 and $357,200 for the corresponding periods of the preceding year. The effective tax rate for the year was 34% during the nine and three months ended September 30, 1999. At September 30, 1999, the Company is projecting a pre-tax loss and the Company will be able to carryback such loss to years in which the Company paid income taxes and obtain an income tax refund.

FINANCIAL CONDITION AND LIQUIDITY

The accompanying statement of cash flows for the nine months ended September 30, 1999 reports net cash provided by operating activities of approximately $49,000 as compared to cash used for operating activities of approximately $4,541,000 during the corresponding nine months of the previous year. Increased accounts receivable of approximately $1,848,000 resulted in cash used for operating activities, primarily as a result of slightly higher sales and slower collections in the quarter ended September 30, 1999 over the previous quarter. Offsetting the increase in receivables is an increase in payables of approximately $1,383,000 which resulted in cash flows provided by operating activities during the nine months ended September 30, 1999, primarily caused by increased purchases as compared to the end of the previous year when purchases tend to decrease as sales decrease. Included in the determination of cash flows from operating activities for the nine months ended September 30, 1998 are tax payments of approximately $2,700,000 related to the taxable gain realized on the sale of the Company's Energy Electric Cable division in 1997. The Company used approximately $1,843,000 of operating cash flows to reduce accounts payable in a concerted effort to make payments within or better than accepted trade terms.

The Company used approximately $158,000 for the purchase of property, plant and equipment for the nine months ended September 30, 1999 as compared to an approximate use of $904,000 for the corresponding nine months of the previous year. The change is attributable to the upgrading of machinery at the BSCC division during the nine months ended September 30, 1998. The Company sold investments during the nine months ended September 30, 1998, and realized a source of funds of approximately $2,424,000.

Approximately $343,000 in bank repayments resulted in cash used by financing activities during the nine months ended September 30, 1999 as compared to $4,492,000 provided by financing activities for the corresponding nine months ended September 30, 1998. The borrowings in the nine months ended September 30, 1998 were used for the payment of $2,884,000 in taxes, the purchase of equipment, and the financing of working capital.

As described in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements, the 1999 Revolver to date has been the Company's principal external source of capital. The terms of the 1999 Revolver extend to January 31, 2000. The Company is in default under the 1999 Revolver and all amounts outstanding thereunder are currently payable. Although the lenders are currently forbearing from enforcement of their rights under the 1999 Revolver, the lenders have the right to proceed against the Company's assets at any time and no assurance can be given that the lenders will continue to forbear. In addition, the rate at which the Company is required to reduce the principal amount outstanding under the 1999 Revolver is currently scheduled to double to $200,000 per month on November 30, 1999. The Company is in negotiations with its lenders to revise the current covenant and principal reduction requirements. If the merger as described in Note 5 of the Notes to Condensed Consolidated Financial Statements does not take place or if waivers of the minimum earnings covenants and relief from the doubling to $200,000 of the principal on November 30, 1999 cannot be obtained promptly from the lenders, CPI would lack sufficient funds to continue its operations and that the Company could lose its entire investment in CPI, its only substantial asset, unless the Company were successful in promptly implementing interim measures such as selling its subsidiary or a part thereof to another buyer, concluding another interim financing arrangement with its lenders or locating another source of financing. Although other potential buyers have expressed interest in acquiring CPI, the Company sees no immediate prospect of promptly implementing any of such interim measures. No assurances can be given that the negotiations with the lenders will be successful or that the Company will be able to comply with the covenants in the future.

YEAR 2000 UPDATE

The Company has made significant progress in its plan to ensure Year 2000 compliancy. Its BSCC division implemented and upgraded its business critical systems in 1998. The EEA division completed the same implementation and upgrade of business critical systems in the second quarter of 1999. The Company's hardware compliance issues have been identified and non-compliant hardware has been replaced or upgraded. Most other production software and database applications that are not Year 2000 ready have been scheduled to migrate to fully compliant systems by the fourth quarter 1999. The Company has purchased all of the software upgrades. Altogether, the total cost to upgrade, test, and implement the Company's hardware and software to date is approximately $490,000 and has been funded through cash flows and bank borrowings. The Company requires a new job writing production software design. The programming required to make the job writing software compliant, which is being performed internally, has begun and it is anticipated that this software will be fully programmed and tested during the fourth quarter of 1999. There is a contingency plan if this project is not completed by December 31, 1999. All software and hardware has been tested and non-compliant issues were addressed in the second quarter of 1999. No contingency plan exists at this time in the event that any tested system fails. The Company plans to evaluate such failures on a case by case basis. The Company has surveyed its current customers, service providers, and suppliers regarding Year 2000 compliancy. No issues have been identified with outside parties to date.

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

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that were not historical facts may be forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by words such as "believes", "plans", "intends", and similar expressions. The Company cautions readers that these forward-looking statements are subject to a variety of risks and uncertainties that could cause the Company's actual results in the remainder of 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties are more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, general economic and business conditions affecting the industries of the Company's customers, competition from other manufacturers and assemblers that have greater financial, technical, and marketing resources than the Company, the Company's ability to adequately address its going concern issues in a timely matter including, without limitation, its ability to sell its CPI subsidiary or any other assets or to consummate the merger with Rome, the lenders' willingness to continue to forbear under the credit agreement and accept less than full value as full satisfaction of CPI's bank debt, its ability to comply with its credit agreement, including the accelerated reduction of the principal amount, its ability to continue to negotiate long term credit facilities, the Company's ability to generate sufficient cash to continue funding its operations, and the Company's ability to adequately address its Year 2000 issues in a timely manner.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company settled a previously reported $2 million wrongful termination lawsuit, Wayne MacPherson v. BSCC, on August 19, 1999. In exchange for a general release of claims, the Company paid the defendant an amount substantially less than initially sought.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company's indebtedness to the lenders is approximately $15.5 million on November 17, 1999. On April 27, 1999, CPI, consummated a $16.5 million revolving credit agreement ("the 1999 Revolver") whereunder borrowings under the credit agreement existing at December 31, 1998 became amounts outstanding under the 1999 Revolver. The 1999 Revolver matures on January 31, 2000. Borrowings under the 1999 Revolver: 1) accrue interest at the bank's base rate plus 200 basis points (the bank's base rate was 8.25% at September 30, 1999); 2) are secured by substantially all assets of CPI and further secured by the Company's interest in the stock of CPI and; 3) cannot exceed an amount that is calculated by reference to specified percentages of eligible accounts receivable, inventory, and equipment. The 1999 Revolver contains a lockbox requirement and a subjective acceleration clause. The 1999 Revolver also contains covenants restricting the amount of capital expenditures and requiring, among other things, the attainment of monthly minimum earnings and cash flow related thresholds and monthly principal reductions which increase to $200,000 per month on November 30, 1999. The Company was not in compliance with the minimum earnings covenant as of August 31 and September 30, 1999 and is currently in default under the 1999 Revolver and all amounts outstanding thereunder are currently payable. Although the lenders are currently forbearing from enforcement of their rights under the 1999 Revolver, the lenders have the right to proceed against the Company's assets at any time and no assurance can be given that the lenders will continue to forbear. The Company is in negotiations with its lenders to waive the non-compliance default, revise the monthly covenant requirements, and to reduce the accelerated monthly principal reductions. No assurances can be given that these negotiations will be successful or that the Company will be able to comply with the covenants in the future. If the Company is not successful in its efforts to negotiate more favorable terms or to have their non-compliance waived, the lenders could proceed against CPI and its assets and the Company could lose its entire investment in CPI.

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

                                   CONNECTIVITY TECHNOLOGIES INC.



Date:  November 22, 1999             By: /s/ James M. Hopkins
                                         ---------------------------------------
                                     James M. Hopkins
                                     President and Chief Executive Officer (as a
                                     duly authorized officer of the Registrant)



                                     By: /s/ George H. Buckham
                                         ---------------------------------------
                                     George H. Buckham
                                     Corporate Controller and Secretary
                                     (as the principal accounting officer
                                     of the Registrant)