Form 10-K405
period 1999-12-31
CONNECTIVITY TECHNOLOGIES INC
filed 2000-05-05
CIK 714399

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-K


[X] FOR ANNUAL AND TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1999


                         Commission file number 0-12113

                        CONNECTIVITY TECHNOLOGIES INC.
            (Exact name of registrant as specified in its charter)

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

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on May 1, 2000, was $1,088,746. On such date, the closing price of registrant's Common Stock was $.31 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's voting stock have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

     The number of shares of Common Stock, $.04 par value per share, outstanding as of May 1, 2000 was 5,565,253.


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

     In October 1998, the Company announced its plan to sell the CPI subsidiary or any of its divisions. On November 15, 1999, the Company executed a non-binding Letter of Intent with Rome Group Inc. ("Rome"). The Letter of Intent provides for the merger ("Merger") of CPI into a wholly-owned subsidiary of Rome, pursuant to which the Company is expected to receive in exchange for all of its CPI stock, a subordinated promissory note from Rome in the principal amount of approximately $1.75 million and a cash payment of approximately $250,000 from CPI. To the extent CPI is unable to fund the cash payment, Rome would be required to fund the balance of the cash payment. In such event, Rome would be entitled to be reimbursed from one half of any tax refunds received by CPI for the tax year 1999. The Letter of Intent also provides that simultaneously with the Merger, Rome would cause CPI's obligations to its lenders to be satisfied with an approximate $14 million cash payment and an approximate $1 million note provided by Rome under the terms acceptable to the lenders. The proceeds realizable by the Company under the Letter of Intent would thus be substantially less than those anticipated in a prior letter of intent with Rome that terminated without consummation. The Merger is subject to conditions, including Rome's completion of its due diligence investigation to its satisfaction; the negotiation and execution of a mutually acceptable merger agreement; Rome's obtaining financing terms and conditions satisfactory to Rome; an extension of the agreement with the remaining CPI minority stockholder to relinquish his 2.2% of CPI stock to Rome and the consent of CPI's lenders. The Merger was subject to the notification and waiting period requirements under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, but this requirement was satisfied on April 4, 2000. The Company also believes, but cannot assure, that if the Merger is consummated, CPI will continue as part of Rome's group of companies with sufficient resources to meet its obligations to its customers and suppliers. If the Merger is consummated, the outstanding debt obligation of CPI is expected to be satisfied and the Company is expected to record a loss on disposal in the range of $15-19 million before the effect of any income taxes. Such loss is not reflected in the accompanying consolidated financial statements. Further, the Company would engage in evaluating candidates for acquisition. However, no assurances can be given that a Merger will be concluded. If the Merger does not take place, CPI would lack sufficient funds to continue its operations and the Company would lose its entire investment in CPI, its only substantial asset, unless the Company were successful in promptly implementing interim measures such as selling its subsidiary or a part thereof to another buyer, concluding another interim arrangement with its lenders or locating another source of financing. Although other potential buyers have expressed an interest in acquiring CPI, the Company sees no immediate prospect of promptly implementing any such interim measures.

     At December 31, 1999, the Company had negative working capital, was in default of its loan agreement as a result of not meeting a loan covenant and experienced recurring losses from continuing operations. In addition, amounts under the Company's loan agreement are due and payable and, although the lender has not so indicated, the lender has the right to proceed against the Company's assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to December 31, 1999, the Company received a waiver from its lenders in regard to the nonperformance on the loan covenant. Management's plans to resolve these matters presently include the divestiture of the Company's CPI subsidiary. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

     CPI was formed by the merger of CPI's three operating divisions in October 1995. On July 11, 1997 (the "Closing Date"), CPI sold substantially all of the assets and certain of the liabilities of its distribution division (the "Sale") which operated under the name, Energy Electric Cable ("EEC") to Reel Acquisition Corp., a wholly-owned subsidiary of Anicom, Inc. ("Anicom"). The purchase price for the EEC division consisted of approximately $27,000,000 in cash after post-closing adjustments and 190,476 shares of Anicom's common stock, par value $.001 per share (the "Anicom Stock"), which was valued at $2,000,000, for a total purchase price of approximately $29,000,000. In connection with the Sale, CPI and Anicom also entered into a Supply Agreement pursuant to which Anicom is required to purchase a specified amount of wire and cable products manufactured by CPI during each of the five years following the Closing Date. See "Narrative Description of Business Manufacturing"; and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     CPI has two remaining operating divisions. The first, located in Leominster, Massachusetts, operates under the name "BSCC" and manufactures low voltage wire and cable for the security, factory automation, signal and sound markets. The second, located in Auburn Hills, Michigan, operates under the name Energy Electric Assembly ("EEA") and specializes in designing and manufacturing cable assemblies primarily for robotics and machine tool manufacturers and end-users (factory automation). EEA obtains a portion of the components for its products from BSCC.

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

     The manufacturing process for insulated wire consists of extruding plastic compounds (the insulation) over conductive metal, such as copper (the conductor). Cables are then formed by combining various insulated wires. BSCC melts and applies compound to wire using extruders that pump molten compound through dies to shape it into its final form on the wire. After extrusion, insulated wires pass through a variety of secondary operations depending on the finished cable form. Secondary operations are primarily twinning (the twisting of two insulated wires), cabling (the grouping of a multitude of insulated wires) and jacketing (the extrusion of a plastic compound jacket over the finished cable). Additional operations may be performed to stripe insulated wire for identification and apply tape or braided metal shields for mechanical protection and reduction of electrical interference. BSCC is an Underwriters Laboratory(TM) ("UL") approved manufacturer, an Electrical Testing Laboratories ("ETL") approved manufacturer, and is ISO 9000 certified. The Company depends upon UL and ETL for approvals of many of its products. Currently, all of the Company's products requiring the UL and ETL designation are approved.

     BSCC uses copper as the base conductor material for the majority of the wire and cable it produces. BSCC has not experienced difficulties in obtaining sufficient supplies of copper in the past and typically purchases copper wire weekly to minimize its investment in inventory. Although the Company does not engage in hedging transactions for the purchase of copper, it typically orders copper 30 days in advance of its projected use. BSCC has generally been able to pass on certain increases and decreases in the price of copper to its customers, but there can be no assurance that it will be able to do so in the future. Given the volatility in the price and the worldwide plentiful supply of copper, BSCC does not generally enter into long term agreements to supply its products at a fixed price. See "Description of Business - Raw Materials."

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

     BSCC's products are sold to distributors and others on a non-exclusive basis. After the sale of the EEC division in July 1997, BSCC began utilizing several other key distributors in strategic product areas. During Fiscal 1999 and 1998, Anicom, Inc. accounted for approximately 34% and 34%, respectively, of BSCC's net sales. No other customer accounted for more than 10% of BSCC's revenues during Fiscal 1999 and 1998. BSCC also supplies standard and specialty products to the Company's EEA division which accounted for 7% and 5% of BSCC's net sales for Fiscal 1999 and 1998, respectively. BSCC currently sells to many distributors nationwide, and management believes that BSCC's relationships with its distributors are excellent. In general, BSCC's distributors are not obligated to carry BSCC's products exclusively and may carry products that compete with BSCC's products. Although the loss of one or more distributors could have an adverse effect on BSCC's results of operations in the short term, management believes that additional distributors could be added without significant delay.

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

     Although EEA acquires its products from a variety of vendors and is not dependent on any single vendor, BSCC accounted for approximately 23% and 27% of EEA's purchases in 1999 and 1998, respectively.

     As the services provided by EEA are often time-intensive and can result in costly delays if not completed to exact specifications, EEA seeks to encourage OEM's who currently perform this function "in-house" to "outsource" these functions to EEA.

Competition

     The specialty wire and cable market is highly competitive and fragmented, but in recent years the industry has been experiencing consolidations. Many of the Company's competitors are substantially larger and have greater financial, engineering, distribution, manufacturing and other resources than the Company. Management believes that it competes successfully in its markets due to its experienced management team, its established reputation for quality products and on-time deliveries, its sales force, and its extensive knowledge of its current customer base.

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

     The copper futures contract as reported on the COMEX stablized in 1999, decreasing 4% as compared to a 25% decrease in 1998. The 1999 copper futures contract as reported on the COMEX reached near the thirteen year low for such contracts. The effects of copper pricing on profit is more fully described in
Item 7A of this Report.


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





BACKLOG

     At the end of fiscal 1999, backlog amounts were $2.4 million and $235,000 at BSCC and EEA respectively. At the end of fiscal 1998, backlog amounts were $1.1 million and $312,000 at BSCC and EEA respectively. Backlog orders are usually subject to cancellation without penalty.

WORKING CAPITAL PRACTICES

     The Company provides rights to return product in certain instances.

EMPLOYEES

     As of May 1, 2000, the Company had 182 full time employees, of whom, 112 were employed at the BSCC manufacturing division, and 70 were employed at the EEA assembly division.

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

     EEA subleases, as a tenant at will, 30,000 square feet of office, assembly and warehouse space in Auburn Hills, Michigan. EEA believes the existing facility is not adequate for its current needs and is seeking additional space either in its current building or elsewhere for anticipated future needs. Management believes that negotiations for the additional space will be successful and anticipate that a lease will be executed in the near future. If the negotiations are not successful, management believes adequate replacement space is readily available if the need arises.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.


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

                                              1998                    1999
                                         High        Low         High       Low
Fiscal quarter ended March 31           $3.81      $1.94        $1.38       $.75
Fiscal quarter ended June 30             2.31       1.78         0.81       0.38

                                              1998                    1999
                                         High        Low         High       Low
Fiscal quarter ended September 30        1.31       0.75         0.88       0.38
Fiscal quarter ended December 31         1.63       0.97         0.56       0.25


     B. Holders.

         On May 1, 2000, as reported by the Company's transfer agent, there were 5,565,253 shares of Common Stock issued and outstanding which were held of record by 1,793 persons, including several holders who are nominees for an undetermined number of beneficial owners.

     C. Dividends.

         The Company has not declared or paid any cash dividends on its Common Stock since its inception nor does the Company intend to do so in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition as well as other relevant factors. It is currently the policy of the Company's Board of Directors to retain earnings, if any, to finance the Company's operations and the expansion of the Company's business. The Company is precluded from making any dividend payments under its current agreement with its lenders.

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

                                                                          YEAR ENDED DECEMBER 31
                                                                                                         PRO FORMA
                                                                                                            (2)
                                                  1999         1998            1997           1996          1996          1995(3)
                                                                                                          UNAUDITED
                                               --------      --------        --------      --------       --------       --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
Net sales                                      $ 42,308      $ 45,167        $ 41,708      $ 20,319       $ 35,830       $     --
                                               ========      ========        ========      ========       ========       ========

Income (loss) from continuing operations       $ (2,022)     $ (1,160)       $(14,494)     $   (274)      $     28       $   (153)
                                               ========      ========        ========      ========       ========       ========

Net income (loss)                              $ (2,022)     $  3,714        $ (9,096)     $    359       $    768       $   (153)
                                               ========      ========        ========      ========       ========       ========

Income (loss) from continuing operations
per common share:
     Basic and diluted                         $  (0.36)     $  (0.21)       $  (2.60)     $  (0.05)      $   0.01       $  (0.03)
                                               ========      ========        ========      ========       ========       ========

Weighted average number of shares:
     Basic                                        5,565         5,565           5,565         5,508          5,508          5,322(1)
                                               ========      ========        ========      ========       ========       ========

     Diluted                                      5,565         5,565           5,565         5,508          5,988          5,322
                                               ========      ========        ========      ========       ========       ========



                                                                          AS OF DECEMBER 31
                                 ---------------------------------------------------------------------------------
                                   1999              1998               1997               1996               1995
                                 -------            -------            -------            -------            -------
SELECTED BALANCE SHEET DATA:
Total assets                     $28,057            $29,617            $35,086            $63,945            $12,159
                                 =======            =======            =======            =======            =======
Long-term obligations            $    --            $    --            $    --            $34,295            $    --
                                 =======            =======            =======            =======            =======
Debt, in default                 $16,508            $17,345            $18,300            $    --            $    --
                                 =======            =======            =======            =======            =======


----------

(1)  Reflects the one-for-four reverse stock split occurring in December 1996.

(2) To enable a clearer understanding of the Company's operating results, selected unaudited pro forma amounts have been included covering the operations of the Company for the twelve months ended December 31, 1996 as if the CPI acquisition had occurred at January 1, 1996.

(3) The Company acquired CPI on May 31, 1996. See Note 3 of the Consolidated Financial Statements.

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


Going Concern Considerations

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1999, the Company had negative working capital, was in default of its loan agreement, and experienced recurring losses from continuing operations. In addition, amounts under the Company's loan agreement are due and payable and, although the lender has not so indicated, the lender has the right to proceed against the Company's assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans to resolve these matters presently include the divestiture by the Company of its stock in CPI. On November 15, 1999, the Company executed a non-binding Letter of Intent with Rome Group Inc. ("Rome") for a merger ("Merger") of CPI with a subsidiary of Rome. In exchange for all of its CPI stock, the Company is expected to receive a subordinated promissory note from Rome in the principal amount of approximately $1.75 million and a cash payment of approximately $250,000 from CPI. To the extent CPI is unable to fund the cash payment, Rome would be required to fund the balance of the cash payment. In such event, Rome would be entitled to be reimbursed from one half of any tax refunds received by CPI for the tax year 1999. The Letter of Intent also provides that simultaneously with the Merger, Rome would cause CPI's obligations to its lenders to be satisfied with an approximate $14 million cash payment and a $1 million note provided by Rome under the terms acceptable to the lenders. The proceeds realizable by the Company under the Letter of Intent would thus be substantially less than those anticipated in a prior Letter of Intent with Rome that terminated without consummation. The Merger is subject to conditions, including Rome's completion of its due diligence investigation to its satisfaction; the negotiation and execution of a mutually acceptable merger agreement; Rome's obtaining financing terms and conditions satisfactory to Rome; an extension of the agreement with the remaining CPI minority stockholder to relinquish his 2.2% of CPI stock; and the consent of CPI's lenders. The Company also believes, but cannot assure, that if the Merger is consummated, CPI will continue as part of Rome's group of companies with sufficient resources to meet its obligations to its customers and suppliers. However, no assurances can be given that a Merger will be concluded. If the Merger does not take place, CPI would lack sufficient funds to continue its operations and the Company would lose its entire investment in CPI, its only substantial asset, unless the Company were successful in promptly implementing interim measures such as selling its subsidiary or a part thereof to another buyer, concluding another interim arrangement with its lenders or locating another source of financing. Although other potential buyers have expressed an interest in acquiring CPI, the Company sees no immediate prospect of consummating a sale of CPI with an alternative buyer. In the event the Merger is consummated, the Company intends to be principally engaged in evaluating candidates for acquisition.

     There can be no assurance that management will be successful in its efforts to consummate a transaction with Rome. A prior Letter of Intent terminated without consummation. Similarly, should the Company not succeed in its CPI divestiture plans there can be no assurance that alternative financing will be available at commercially feasible rates, or at all. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Sale of Energy Electric Cable

     On July 11, 1997, CPI sold its distribution division which operated under the name, Energy Electric Cable (EEC) to Reel Acquisition Corp., a wholly-owned subsidiary of Anicom, Inc. The purchase price for the EEC division consisted of approximately $27 million in cash after post-closing audit adjustments and 190,476 shares of Anicom common stock, par value $.001 per share, which was valued at $2 million for a total purchase price of $29 million. In connection with the sale, CPI entered into a Supply Agreement with Anicom, pursuant to which Anicom agreed to purchase a specified amount of wire and cable products, subject to adjustment, from CPI for each of the five years following the closing date. Anicom purchased an aggregate of approximately $11 million and $12 million from CPI for wire and cable products in accordance with the terms of the Supply Agreement during 1999 and 1998 respectively. During the six-month period ended December 31, 1997, Anicom purchased approximately $7 million from CPI. In addition, in connection with the sale, CPI refinanced its current debt obligations.

Acquisition of CPI

     On May 31, 1996, the Company acquired for $7.99 million in cash, 85% of the outstanding common stock of CPI from the Sellers. Concurrent with the acquisition, CPI redeemed shares of its common stock and incurred additional indebtedness, including refinancing of its existing debt. On June 30, 1998, four of the Sellers assigned all of their rights, title, and interest in their subordinated notes ($3,352,800 plus accrued interest of approximately $166,000), outstanding common stock of CPI (64 shares, representing approximately 8.4% of the total outstanding common stock of CPI) and outstanding stock options of CTI (114,695 options) to CTI and CPI. In exchange, the Company has agreed not to assert any claims concerning any matters against these former stockholders. The agreement required consents, which were received in July 1998, from outside third parties. On August 26, 1998, the Company entered into an agreement with another Seller pursuant to which the stockholder transferred to CTI and CPI subordinated notes of $1,414,600 plus accrued interest of approximately $94,000 along with 33.7941 shares of common stock of CPI (representing 4.4% interest of the outstanding common shares of CPI), 90,669 stock options of CTI and cash of $325,000. This agreement required consents from outside third parties, which were received in September 1998. The related financing is more fully described in Note 9 in the Notes to Consolidated Financial Statements included in this Report.

     Year ended December 31, 1999 compared to year ended December 31, 1998

     Net sales for Fiscal 1999 decreased to $42.3 million, a 6.4% decrease over net sales of $45.2 million for Fiscal 1998. Net sales to external customers at the BSCC division decreased by 9.6% primarily due to a decrease of 4.0% in the average copper spot price during 1999 as selling prices are based on the quoted copper spot price. Net sales to external customers at the EEA division increased 2.1% primarily due to continued development of sales efforts. Management also believes continued customer apprehension about the Company's future has negatively impacted Fiscal 1999 sales.

     Cost of goods sold as a percentage of net sales for Fiscal 1999 increased to 83.5% from 81.5% in Fiscal 1998. Consequently, gross profit as a percentage of net sales decreased to 16.5% in Fiscal 1999 from 18.5% for Fiscal 1998. At BSCC, gross profit as a percentage of net sales decreased to 11.1% in Fiscal 1999 from 12.3% in Fiscal 1998. The primary reasons for the decrease in gross margin are downward pressure on sales prices coupled with the decline in sales resulting in less revenue to absorb fixed costs inherent in cost of goods sold. At the Company's EEA division, despite the slight increase in sales, gross profit as a percentage of net sales decreased to 27.9% in Fiscal 1999 compared to 32.2% in Fiscal 1998 primarily due to price increases from vendors, a reduction in purchasing discounts offered from vendors, and increased labor charges due to a shift in EEA's sales mix to more labor intensive orders.

     Selling, general and administrative expenses were $8.0 million for Fiscal 1999 compared to $8.9 million for Fiscal 1998, primarily due to a decrease in professional fees, headcount reductions, and an executive bonus in 1998 which was not earned in 1999.

     Interest expense was $1.7 million for Fiscal 1999 compared to $1.9 million for Fiscal 1998. The decrease in Fiscal 1999 is primarily due to lower average debt balances outstanding during Fiscal 1999 offset somewhat by higher interest rates experienced by the Company during the latter half of the year due to rate increases by the Federal Reserve Board.

     Income tax benefit for continuing operations totaled approximately $770,000 in Fiscal 1999 compared to income tax benefit of approximately $900,000 in Fiscal 1998.

     Year ended December 31, 1998 compared to year ended December 31, 1997

     Net sales for Fiscal 1998 increased to $45.2 million, an 8.3% increase over net sales of $41.7 million for Fiscal 1997. The increase in sales relates principally to sales made to EEC, a former division of the Company sold in the third quarter of 1997. In 1997, sales to EEC, to the date of disposal, were considered intercompany sales and, accordingly, were eliminated in consolidation. Net sales to external customers at the BSCC division increased by 18.4% primarily due to the impact of EEC sales, which, prior to the sale of EEC, were eliminated upon consolidation. Adjusting for the impact of sales to EEC, BSCC net sales decreased approximately 3.4% from 1997, primarily due to a decrease in the average copper spot price throughout 1998 as selling prices are based on the quoted copper spot price. Offsetting this decrease is an increase in the volume of copper pounds shipped in 1998 over 1997 levels. Net sales to external customers at the EEA division decreased 11.1%, primarily due to an overall slowdown in automotive programs in 1998, a strike at a major customer and turnover in sales personnel.

     Cost of goods sold as a percentage of net sales for Fiscal 1998 decreased to 81.5% from 84.9% in Fiscal 1997. Consequently, gross profit as a percentage of net sales increased to 18.5% in Fiscal 1998 from 15.1% for Fiscal 1997. At BSCC, gross profit as a percentage of net sales increased to 12.3% in Fiscal 1998 from 5.4% in Fiscal 1997. The primary reasons for the significant increase in gross margin are improved inventory controls, the implementation of a standard costing system, headcount reductions, manufacturing efficiencies inherent in new machinery acquired throughout Fiscal 1997 and new manufacturing and scheduling processes implemented by management. Stabilization of copper prices over the current year also are reflected in improved gross margin performance; whereas in 1997 decreases in copper commodity prices, which are directly related to sales prices, lowered gross margins. At the Company's EEA division, despite the decrease in sales, gross profit as a percentage of net sales remained consistent at 32.2% in Fiscal 1998 compared to 32.1% in Fiscal 1997 due to a headcount reduction, thereby reducing the fixed costs of EEA's manufacturing facility.

     Selling, general and administrative expenses were $8.9 million for Fiscal 1998 compared to $10.4 million for Fiscal 1997 primarily due to a decrease in professional fees, headcount reductions, and non-recurring write-downs in 1997, offset somewhat by an increase in executive bonuses.

     Interest income was approximately $2,000 for Fiscal 1998 compared to $31,000 for Fiscal 1997. The decrease is due to the liquidation in early Fiscal 1998 of all United States Treasury Bills held by the Company.

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


FINANCIAL CONDITION AND LIQUIDITY

     During Fiscal 1999, cash flows from continuing operating activities provided approximately $596,000 as compared to using approximately $5.2 million in cash in Fiscal 1998. Included in the determination of cash flows from operating activities in Fiscal 1998 are tax payments of approximately $2.7 million related to the taxable gain realized on the sale of the Company's EEC division in 1997. These tax payments were financed with proceeds from long-term borrowings. An increase in trade payables provided approximately $1.0 million of operating cash flows, primarily caused by a decision to get vendors closer to stated terms whereas in Fiscal 1998 management intentionally decreased vendor terms. Decreased inventory levels provided approximately $715,000 of operating cash flows as management focused on decreasing inventory levels in the latter half of Fiscal 1999. Increased accrued liabilities and income taxes provided approximately $313,000 in operating cash flows.

     Net cash used for investing activities in Fiscal 1999 totaled approximately $214,000 compared to cash being provided by investing activities of $1.4 million in Fiscal 1998. The change is primarily attributable to $2.5 million in net proceeds received in conjunction with the sale of the Anicom stock which resulted from the sale of the EEC division in Fiscal 1997 and approximately $871,000 less in capital purchases in Fiscal 1999 as compared to Fiscal 1998.

     Net cash used for financing activities in Fiscal 1999 totaled approximately $837,000 compared to net cash provided of approximately $4.1 million in Fiscal 1998. During Fiscal 1999, the Company was able to repay approximately $837,000 against the credit facility compared to a net borrowing of approximately $3.8 million in Fiscal 1998. These borrowings were offset by $325,000 in proceeds received from the forgiveness of subordinated debt in Fiscal 1998.

     At the end of fiscal 1999, the Company had one month remaining on its credit facility and was negotiating with its lender regarding possible terms and conditions of an extension so as to provide additional time for the Company to potentially consummate its Merger with Rome. Subsequent to December 31, 1999, an extension of the credit facility was granted through May 31, 2000 under the existing terms.

     Borrowings outstanding at December 31, 1999 accrued interest at 200 basis points over the bank's rate and were secured by substantially all the assets of CPI and further secured by the Company's interest in the stock of CPI. Outstanding borrowings at December 31, 1999 and 1998 were classified as a current liability because of the lockbox arrangement, the subjective acceleration clause and loan covenant violations.

     The Company has not complied with certain technical requirements pertaining to its employee benefit plans. Management believes the technical requirements issues are confined to benefit plan approvals and reporting and that all benefit plans are fully funded. The Company is implementing remedial actions to come into full compliance with laws and regulations governing such employee benefit plans. In connection with bringing the plans into compliance, the Company will incur professional fees and likely be assessed fines and penalties. The aggregate of professional fees and fines and penalties is estimated to range from $40,000 to $350,000. In this connection the Company has accrued the low end of this range, $40,000, because there is no estimate within the aforementioned range that is a better estimate.

     On June 30, 1998, four of the Sellers of CPI assigned all of their rights, title, and interest in their subordinated notes amounting to approximately $3.4 million plus accrued interest of approximately $166,000 to the Company and CPI. On August 26, 1998, the Company entered into an agreement with one other seller in which the Seller assigned all of his rights, title, and interest in his subordinated notes amounting to approximately $1.4 million plus accrued interest of approximately $94,000 to the Company and CPI. Since the Company was not currently aware of any matter for which it would assert a claim against these Sellers, the Company, in exchange for the consideration received, has agreed to not assert any claims concerning any matters against these stockholders. These agreements required consents from other third parties that were received in 1998. As of the end of Fiscal 1999, the Company had approximately $900,000 of subordinated notes outstanding. Interest accrues at a rate of 10% per annum; principal is due to be paid on the earlier of such time as the current credit facility is paid or May 31, 2002. At the end of Fiscal 1999 and 1998, the Company was in violation of certain covenants of the subordinated debt agreement. Accordingly, this debt has been classified as a current liability in the 1999 and 1998 consolidated financial statements. The current credit facility prohibits the Company from paying subordinated debt principal or interest and the Company was in violation of loan covenants during 1998, therefore no interest was paid to subordinated debt holders as prescribed in the loan for these two years.

     Although management believes the Company will generate cash sufficient to fund its 2000 operations until the Merger or sale of CPI occurs, no assurances can be provided in this regard. Similarly, although management expects to do so, no assurances can be provided that the Company will be able to negotiate further extensions of the current credit facility with its current lender. As discussed earlier, the Company is planning to divest of its CPI subsidiary. There can be no assurances that management will be successful in its efforts to consummate the Merger with Rome, or, if the Merger was not to take place, to sell some or all of the operating assets of CPI or for the Company to sell the stock of CPI at a price acceptable to the Board of Directors. Further, no assurances can be provided that proceeds from any sale would be sufficient to satisfy outstanding obligations. Similarly, should the Company not succeed in its CPI sale plans there can be no assurance that alternative financing will be available at commercially feasible rates, or at all.

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

RECOVERABILITY OF LONG-LIVED ASSETS, INCLUDING GOODWILL

     The Company currently evaluates the recoverability of its long-lived assets, including goodwill, for impairment on a "held for use" basis. The projected undiscounted operating cash flows attributable to these assets are sufficient to recover the Company's long-lived assets, including goodwill. Accordingly, no impairment charge has been recorded.

     When and if the Company enters into a definitive purchase and sale agreement to sell CPI, the Company would then evaluate the recoverability of its long-lived assets, including goodwill, using a "held for disposal" methodology. Should a definitive purchase and sale agreement be executed that includes the terms currently included in the non-binding Letter of Intent with Rome (see Note
3), the Company would be required to record a loss on disposal, a component of which would be an impairment charge approximately equal to the total carrying value of its long-lived assets, including goodwill.

PUT AND CALL OPTIONS

     The remaining stockholder of CPI ("Stockholder") holds an option to require the Company to purchase (put) his remaining common stock of CPI. Further, the Company holds an option to purchase (call) the remaining outstanding stock. The put and call purchase price is based on a formula which is tied to the market value of the Company's common stock on May 31, 1996 (the date at which the Company acquired CPI). These options are exercisable on November 30, 2000, May 31, 2001 and November 30, 2001 in an amount at each option date equal to one-third of the outstanding stock (on a cumulative basis). There are limitations on the Stockholder's ability to sell his common stock. At December 31, 1999 and 1998, the value of these options is not material.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $ 500,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

INCOME TAX MATTERS

     In Fiscal 1997, management was unable to conclude that it is more likely than not that the Company will realize its net deferred tax assets. Accordingly, the valuation allowance increased by approximately $9.9 million in 1997, due primarily to changes in judgment about future year's operating results. This charge has been reflected in income from continuing operations.

     At December 31, 1999, the Company has available approximately $66 million of net operating loss carryforwards for federal tax purposes. Except as described below, these carryforwards may be used to offset future taxes on income, if any, and expire through 2013.

     Should an ownership change of the Company occur, as defined under section 382 of the Internal Revenue Code (the "IRC"), the Company could lose the ability to utilize some or all of these net operating loss carryforwards and tax credit carryforwards. The Company has determined that an ownership change has not occurred through December 31, 1999. The Company has determined that the if the assets or stock of CPI are sold an ownership change will not be deemed to have taken place and the Company would retain the ability to utilize some or all of the net operating loss carryforwards.

     The use of the Company's net operating losses is further limited by section 384 of the IRC. At the time of the acquisition of CPI by the Company, the fair value of the CPI assets acquired exceeded the associated tax basis. (This difference is referred to as "built-in-gain"). Net operating loss carryforwards currently may not be used to offset the portion of any gain that may be recognized upon the sale of CPI assets that was "built-in" at the date of acquisition. In this connection, net operating loss carryforwards were not available to offset the "built-in-gain" portion ($6.2 million) of the gain recognized on the 1997 sale of its EEC division assets. Additionally, the Company has decided to pursue the divestiture of its CPI subsidiary. If this divestiture were to occur as an asset sale, the "built-in-gain" associated with BSCC's and EEA's assets is approximately $20.3 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company utilizes copper in its production processes and is therefore subject to risks associated with the movement of the price of copper. Generally, the Company's sales prices reflect the price of copper on the day product shipped. Accordingly, if the price of copper drops between the initial date of the customer's order and the date of shipment, so does the sales price of product shipped. Alternatively, when the price of copper rises, the Company is able to upwardly adjust its sales prices. The amount of risk to which the Company is exposed correlates to the amount of copper in inventory at a point of time. The Company does not hedge potential movements in the price of copper. The affect of copper pricing is more fully described in "Description of Business - Raw Materials". Should the price of copper decrease by 10%, the Company's gross margins would be adversely impacted by approximately $ 65,000.

     The Company also is subject to interest rate risk with respect to amounts outstanding under its credit agreement at December 31, 1999. Amounts outstanding under the credit agreement bore interest at a variable rate, which was 10.50% at December 31, 1999. An increase in interest rates of ten percent (105.0 basis points) would increase interest expense and 2000 interest payments by approximately $136,000.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     The statements contained in Item 1 (Description of Business) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that were not historical facts may be forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by words such as "believes", "plans", "intends", and similar expressions. The Company cautions readers that these forward looking statements are subject to a variety of risks and uncertainties that could cause the Company's actual results in 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties are more fully described in the Company's filings with the Securities and Exchange Commission including. These risks and uncertainties, include, without limitation, general economic and business conditions affecting the industries of the Company's customers, competition from other manufacturers and assemblers that have greater financial, technical, and marketing resources than the Company, the Company's ability to adequately address its going concern issues in a timely matter including, without limitation, its ability to consummate the Merger with Rome or to sell its assets or its stock interests in CPI, reduce its debt and negotiate a longer term extension of the current credit facility with its lender if necessary.


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

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

Name                                   Age       Position(s)                                  Director and/or Executive
                                                                                              Officer Since
James M. Hopkins                       59        President, Chief Executive Officer and       September 1997
                                                 Director(1)
Ramon D. Ardizzone                     62        Director(2)                                  November 1995
Clarke H. Bailey                       45        Director(1)                                  November 1995
David R. Flowers                       59        Director(1)(2)                               April 1997
Herbert M. Friedman                    68        Director(3)                                  November 1995
Stephen P. Kelbley                     57        Director(3)                                  December 1996
Kurt Cieszkowski                       33        Executive Vice President                     September 1997
George H. Buckham                      40        Secretary and Controller                     August 1998

----------
(1)      Member of the Executive Committee.

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

     Ramon D. Ardizzone has served as a director of the Company since November 1995, and is formerly Chairman of the Board of Glenayre Technologies, Inc. ("Glenayre"), a paging and messaging infra-structure technology company. From 1988 to 1998, Mr. Ardizzone was employed by Glenayre in various capacities.

     Clarke H. Bailey has served as a director of the Company since November 1995. He is currently Chairman and Chief Executive Officer of ShipXact.com, Inc., a provider of supply chain logistics and fulfillment services. He is also Chairman of Glenayre and Co-Chairman of Highgate Capital LLC ("Highgate"). From February 1995 until its merger with Iron Mountain Incorporated ("Iron Mountain") in January 1998, Mr. Bailey served as Chairman and Chief Executive Officer of Arcus Technology Services, Inc. ("Arcus"). Mr. Bailey served as Chief Executive Officer and a director of Glenayre from December 1990 until March 1994 and as its Vice Chairman from November 1992 to July 1996. He is a director of ShipXact.com, Inc., Glenayre, Iron Mountain, Swiss Army Brands, Inc. ("Swiss Army") and SWWT, Inc.

     David R. Flowers has served as a director of the Company since April 1997. Mr. Flowers served in various capacities at Pulse Engineering Inc., an electronics company ("Pulse"), including Chairman of the Board and Chief Executive Officer from July 1986 until October 1995, President from July 1982 until July 1986 and in various other executive positions from 1977 until 1982. Mr. Flowers serves as director of Autosplice Inc.("Autosplice"), a producer of specialty interconnection equipment and components for the electronics industry, DR Technologies, Inc., a high technology incubator company and One Stop Systems, Inc., a supplier of embedded computers and systems. Mr. Flowers serves on the Compensation and Audit Committees of Autosplice.

     Herbert M. Friedman, Esq. has served as a director of the Company since November 1995. Since April 1998, Mr. Friedman, who is an attorney, has performed services on behalf of his employer, Brae Capital Corporation, for various entities including Swiss Army Brands, Inc. and Hudson River. Prior thereto, from 1967 to April 1998, Mr. Friedman was a member of the law firm of Zimet, Haines, Friedman & Kaplan. Zimet, Haines, Friedman & Kaplan acted as counsel to the Company until April 1998. Mr. Friedman is also a director of Hudson River Capital, Victory Ventures LLP, a company which conducts its operations through small and medium sized companies in which it holds either controlling or non-controlling equity interests, and Carlyle Industries, Inc., a distributor of buttons, home sewing, craft and other products. Mr. Friedman is a Trustee of Noel Liquidating Trust and the Career Blazers Liquidating Trust, each of which holds units of Noel Group, Inc., a dissolved corporation, for the benefit of the former stockholders of that corporation; and is on the Board of Victorinox Swiss Army Knife Foundation, a charitable organization, and the Board of United Investors Group, Inc., a private investment vehicle.

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

     Based solely on its review of the copies of such forms furnished to the Company by such reporting persons during the fiscal year ended December 31, 1999, or written representations from such reporting persons that no Forms 5 were required for those persons with respect to such period, the Company believes that during the fiscal year ended December 31, 1999 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation awarded or earned, whether paid or deferred, by the persons who served as the Company's Chief Executive Officer and the Company's other highly compensated executive officer during Fiscal 1999 (the "Named Executive Officers") and during each of the last three fiscal years.


                                                                                              LONG TERM COMPENSATION
                                                                                      ------------------------------------
                                                   ANNUAL COMPENSATION                 AWARDS                      PAYOUTS
                                                -------------------------             --------                     -------
              (a)                 (b)        (c)            (d)           (e)         (f)            (g)           (h)        (i)
                                                                         OTHER
                                                                        ANNUAL     RESTRICTED     SECURITIES               ALL OTHER
                                                                        COMPEN-      STOCK        UNDERLYING      LTIP      COMPEN-
      NAME AND PRINCIPAL                                                SATION      AWARD(S)       OPTIONS/      PAYOUTS     SATION
          POSITION               YEAR       SALARY($)   BONUS($)          ($)          ($)         SARS(#)         ($)        ($)
      ------------------         ----       ---------   --------        -------    ----------     ----------     -------   ---------

James M. Hopkins                 1999      $150,000     $ - 0-          $1,407        -0-             -0-          -0-        -0-
   President and Chief           1998      $150,000     $50,000         $1,407        -0-           75,000         -0-        -0-
   Executive Officer             1997       $85,982     $10,000          - 0-         -0-           50,000(1)      -0-        -0-


Kurt Cieszkowski                 1999      $175,000        -0-          $1,750        -0-             -0-          -0-        -0-
   Executive Vice President      1998      $175,000     $175,000        $1,925        -0-             -0-          -0-        -0-
                                 1997      $211,026       - 0-          $2,586        -0-           45,643(2)      -0-        -0-



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

AGGREGATED OPTION EXERCISES DURING FISCAL 1999 AND FISCAL YEAR-END OPTION VALUE.

     The following table provides information related to options and warrants exercised by the Named Executive Officers during 1999 and the number and value of unexercised options and warrants held by each of the Named Executive Officers at year-end. The Company does not have any outstanding stock appreciation rights:

                                                                       NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                                                       OPTIONS, WARRANTS AT                OPTIONS, WARRANTS
                                                                        FISCAL YEAR-END (#)              AT FISCAL YEAR-END ($)(1)

                       SHARES ACQUIRED
NAME                   ON EXERCISE (#)     VALUE REALIZED ($)    EXERCISABLE      UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
James M. Hopkins             -0-                  -0-             57,180(2)         67,820(2)             -0-              -0-
Kurt Cieszkowski             -0-                  -0-             42,194(3)          3,449(3)             -0-              -0-


----------

(1)  Based on a closing price on December 31, 1999 of $.28 per share.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     In June 1997, CPI entered into an employment agreement with James M. Hopkins which provides that he will be employed as an Executive Vice President of CPI at an annual salary of $150,000 for the first year of employment, and thereafter Mr. Hopkins' salary will be reviewed and increased at the discretion of CPI's compensation committee. Mr. Hopkins is entitled to a bonus equal to three percent of the increase, if any, in the earnings before interest, taxes, depreciation and amortization ("EBITDA") of CPI's BSCC division over the prior year's EBITDA up to a maximum of $50,000. The agreement called for a minimum bonus of $10,000 for the year ended December 31, 1997, with no minimum bonus under the remainder of the agreement. In addition, Mr. Hopkins was granted options to purchase up to 25,000 shares of the Company's Common Stock. In the event Mr. Hopkins' employment is terminated for other than cause or disability, Mr. Hopkins shall be entitled to his base salary then in effect and any other amounts to which he is entitled pursuant to any compensation or benefit plan through the Notice Period (as defined in the agreement) provided that Mr. Hopkins continues working during the Notice Period. The Company, however, may elect to stop Mr. Hopkins' employment immediately and pay the amount to which Mr. Hopkins would otherwise be entitled during the Notice Period in one lump sum. In the event of a "change in control" of CPI, Mr. Hopkins shall be entitled to an amount equal to 24 months of his base salary. The employment agreement also includes provisions regarding non-competition, non-solicitation, confidentiality and proprietary information. The employment agreement shall terminate on June 1, 2000 as the parties did not mutually agree on or before six months prior to such date to extend the term of the agreement.

     CPI has entered into an employment agreement with Kurt Cieszkowski which provides that he will be employed for a period of three years from May 31, 1996 at an annual salary of $163,000 for the first twelve months and $175,000 per year thereafter plus an annual cash bonus (subject to a maximum of the annual base salary for such year or partial year) equal to five percent of the amount by which the "Adjusted Bonus EBITDA" for the prior year or part thereof exceeds the "Adjusted Bonus EBITDA" for the prior year or part thereof. Mr. Cieszkowski waived his right to the aforementioned annual cash bonus for 1997. The employment agreement provides for payment of both salary and bonus for the full three-year term if Mr. Cieszkowski is discharged other than for cause, death or disability, and, in the case of his death or disability, for the payment of salary for the full three-year term and bonus for the year in which he dies or becomes disabled. If Mr. Cieszkowski is terminated for cause or resigns in breach of the employment agreement, no further salary is payable and any bonus for the year of termination is forfeited. The employment agreement also includes provisions on non-competition, non-solicitation, confidentiality and proprietary information. Mr. Cieszkowski's employment agreement expired in 1999 and was not renewed by the Company.

     In April 1998, CPI entered into an agreement with Kurt Cieszkowski which provides that in the event of the sale of EEA on or before April 1, 1999, CPI shall pay Mr. Cieszkowski a closing bonus of $100,000 plus an additional amount in the event the sale proceeds exceed $14,000,000. The Company did not sell EEA on or before April 1, 1999, thus this agreement has expired and has not been extended. No similar agreement exists under the current Sale terms with Rome.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth, as of March 24, 2000, information regarding the holdings of all persons known to own beneficially more than 5% of the Company's Common Stock. Unless otherwise indicated, such ownership is believed to be direct, with the holder possessing sole voting and investment powers.

                                        SHARES BENEFICIALLY      PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER           OWNED              CLASS(1)

Hudson River Capital LLC                   1,854,044(2)            33.3%
667 Madison Avenue
New York, NY  10022

----------

(1)  Based on 5,565,253 shares of Common Stock outstanding.

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

     (b)  Security Ownership of Management


     The following table sets forth certain information, as of March 24, 2000 concerning shares of Common Stock owned of record or beneficially by each director, and by each of the Named Executive Officers (as defined in the section entitled "Executive Compensation", and by all executive officers and directors as a group). The footnotes also reflect the ownership by such persons of each class of equity securities of Hudson River, which may be deemed to be the parent of the Company within the meaning of the federal securities laws, and CPI.

                                                                      PERCENT
                                           SHARES BENEFICIALLY      BENEFICIALLY
NAME                                            OWNED(1)              OWNED (2)
Ramon D. Ardizzone                               10,083(3)               *
Clarke H. Bailey                                227,225(4)              3.9%
David R. Flowers                                  5,833(5)               *
Herbert M. Friedman                              18,416(6)               *
James M. Hopkins                                 57,180(7)              1.0%
Stephen P. Kelbley                                5,833(8)               *
Kurt Cieszkowski                                 45,643(9)               *

All executive officers and directors            371,213(10)             6.3%
as a group (8 persons)


----------

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

(2) Based on 5,565,253 shares of Common Stock currently issued and outstanding. In addition, treated as outstanding for the purpose of computing the percentage ownership of each individual or group are shares of Common Stock currently issuable to such individual or group upon exercise of options or warrants.

(3) Represents 6,250 shares of Common Stock currently issuable upon exercise of a warrant and 3,833 shares of Common Stock issuable upon exercise of an option. Does not include 6,667 options, a portion of which first become exercisable in July 2000. Mr. Ardizzone is the owner of 7,552 Series B preferred units (less than 1% of the voting securities) of Hudson River.

(4) Consists of 26,725 shares of Common Stock held directly, 50,000 shares of Common Stock currently issuable upon exercise of a warrant and 150,500 shares of Common Stock issuable upon exercise of options. Does not include

     300,000 options, a portion of which first become exercisable in July 2000. Mr. Bailey is the owner of 98,239 series B preferred units of Hudson River and holds 155,000 plan units issued by Hudson River which entitle Mr. Bailey to voting rights and to receive a portion of the appreciation of Hudson River's assets since the date of grant of such units, under certain circumstances ("Plan Units"). Of Mr. Bailey's Plan Units, 75,000 are beneficially owned by a charitable foundation of which Mr. Bailey is a trustee. The series B preferred units and the Plan Units beneficially owned by Mr. Bailey collectively represent approximately 2.6% of the voting securities of Hudson River.

(5) Represents 5,833 shares of Common Stock issuable upon the exercise of options. Does not include 6,667 options, a portion of which first become exercisable in July 2000.

(6) Represents 6,250 shares of Common Stock currently issuable upon exercise of a warrant and 12,166 shares of Common Stock issuable upon exercise of an option. Does not include 23,334 options, a portion of which first become exercisable in July 2000. Mr. Friedman is the owner of 4,762 series B preferred units (less than 1% of the voting securities) of Hudson River.

(7) Represents 57,180 shares of Common Stock issuable upon the exercise of options. Does not include 67,820 options, a portion of which first become exercisable in July 2000.

(8) Represents 5,833 shares of Common Stock issuable upon exercise of an option. Does not include 6,667 options, a portion of which first become exercisable in July 2000.

(9) Represents 45,643 shares of Common Stock issuable upon the exercise of options.

(10) Includes an aggregate of 337,655 shares of Common Stock issuable upon exercise of currently exercisable options and warrants referred to in Notes 3 through 9 above and 1,000 shares of Common Stock issuable upon exercise of currently exercisable options held by George Buckham, the Company's Secretary. Does not include 411,155 shares of Common Stock issuable upon exercise of options referred to in Notes 3 through 8 above which are not yet exercisable and certain shares with respect to which beneficial ownership is disclaimed. The executive officers and directors as a group beneficially own 16.8971 shares (2.2%) of CPI Common Stock, 110,553 series B preferred units and 155,000 Plan Units (collectively, 2.8% of the voting securities) of Hudson River.


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


(a)1. Financial Statements



The following consolidated financial statements are included in Item 8:


*    Consolidated Balance Sheets as of December 31, 1999 and 1998

* Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

* Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

* Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997


(a)2. Financial Statement Schedules


All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.


(a)3. Listing of Exhibits

Exhibit
Number                                  Description of Exhibit

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

10.69 Second Amended and Restated Revolving Credit Agreement, dated as of January 1, 1999, by and among Connectivity Products Incorporated, BankBoston, N.A.(f/k/a The First National Bank of Boston), and NBD Bank.

21.1 Subsidiaries of the Registrant (incorporated by reference to the Company's 1996 Annual Report).

23(a)       Consent of Ernst & Young LLP.*

27.1        Financial Data Schedule.*


----------

*    Filed herewith.


          (b)  Reports on Form 8-K:



          None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    May 4, 2000                             CONNECTIVITY TECHNOLOGIES INC.

                                                  By:   /s/ James M. Hopkins
                                                        James M. Hopkins
                                                        Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 Signature                                    Title                                 Date
/s/ James M. Hopkins                                  President, Chief Executive               May 4, 2000
----------------------------------------              Officer and Director
 James M. Hopkins


 /s/ Ramon D. Ardizzone                               Director                                 May 4, 2000
----------------------------------------
 Ramon D. Ardizzone


 /s/ Clarke H. Bailey                                 Director                                 May 4, 2000
----------------------------------------
 Clarke H. Bailey


/s/ David R. Flowers                                  Director                                 May 4, 2000
----------------------------------------
 David R. Flowers


 /s/ Herbert M. Friedman                              Director                                 May 4, 2000
----------------------------------------
 Herbert M. Friedman


 /s/ Stephen P. Kelbley                               Director                                 May 4, 2000
----------------------------------------
 Stephen P. Kelbley


/s/ George H. Buckham                                 Controller (Principal Accounting         May 4, 2000
----------------------------------------               Officer)
 George H. Buckham

                                INDEX OF EXHIBITS


Exhibit             Description of Exhibit
Number



23(a)               Consent of Ernst & Young LLP.
27.1                Financial Data Schedule.

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

                          List of Financial Statements

                                Certain Exhibits

                          Year ended December 31, 1999

                         Connectivity Technologies Inc.

                                 Leominster, MA

                         Connectivity Technologies Inc.

                    Audited Consolidated Financial Statements


                  Years ended December 31, 1999, 1998 and 1997



                                    CONTENTS

Report of Independent Auditors........................................................................F-1


Audited Consolidated Financial Statements

Consolidated Balance Sheets...........................................................................F-2
Consolidated Statements of Operations.................................................................F-3
Consolidated Statements of Stockholders' Equity.......................................................F-4
Consolidated Statements of Cash Flows.................................................................F-5
Notes to Consolidated Financial Statements............................................................F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Connectivity Technologies Inc.

We have audited the accompanying consolidated balance sheets of Connectivity Technologies Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connectivity Technologies Inc. at December 31, 1999, and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, at December 31, 1999, the Company had negative working capital, was in default of its loan agreement and experienced recurring losses from continuing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                        /s/ ERNST & YOUNG LLP

Boston, Massachusetts
April 18, 2000, except for the first
paragraph of Note 14, as to which the
date is May 2, 2000

                         Connectivity Technologies Inc.

                           Consolidated Balance Sheets

                                                                                  December 31

                                                                          1999                    1998
                                                                     -------------------------------------
ASSETS
Current assets:
   Cash                                                              $     143,801           $     598,804
   Accounts receivable:
     Trade, less allowances of $540,829 in 1999 and
        $309,536 in 1998                                                 7,998,480               6,672,085
     Other                                                                  38,840                  68,048
   Inventories                                                           4,489,338               5,203,023
   Prepaid expenses and other current assets                               145,052                 129,883
   Refundable income taxes, net                                                 --                 286,733
                                                                     -------------------------------------
Total current assets                                                    12,815,511              12,958,576

Property, plant and equipment, net                                       5,966,108               6,949,801
Goodwill and other intangible assets                                     9,177,525               9,606,045
Other assets                                                                98,009                 102,919
                                                                     -------------------------------------

                                                                     $  28,057,153           $  29,617,341
                                                                     =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loan payable to bank, in default                                  $  15,625,659           $  16,462,168
   Subordinated note payable, in default                                   882,600                 882,600
   Trade accounts payable                                                3,724,858               2,740,040
   Accrued liabilities                                                   1,987,814               1,895,116
   Income taxes payable, net                                               221,802                      --
                                                                     -------------------------------------
Total current liabilities                                               22,442,733              21,979,924

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none outstanding
   Series B common stock, $.04 par value, 750,000 shares
      authorized, none outstanding
   Common Stock, $.04 par value, 20,000,000 shares
      authorized, 5,771,857 shares issued, 5,565,253 shares
      outstanding                                                          230,867                 230,874
   Additional paid-in capital                                          109,334,759             109,336,244
   Accumulated deficit                                                (103,942,942)           (101,921,437)
   Less 206,601 shares in treasury, at cost                                 (8,264)                 (8,264)


                                                                     -------------------------------------
Total stockholders' equity                                               5,614,420               7,637,417
                                                                     -------------------------------------

                                                                     $  28,057,153           $  29,617,341
                                                                     =====================================


See accompanying notes.

                         Connectivity Technologies Inc.

                      Consolidated Statements of Operations

                                                                            Year ended December 31
                                                               1999                   1998                   1997
                                                          ----------------------------------------------------------

Net sales                                                 $ 42,308,497           $ 45,167,299           $ 41,707,988
Cost of goods sold                                          35,342,245             36,801,437             35,393,009
                                                          ----------------------------------------------------------
Gross profit                                                 6,966,252              8,365,862              6,314,979

Selling, general and administrative expenses                 8,039,149              8,916,283             10,441,178
                                                          ----------------------------------------------------------
Operating loss                                              (1,072,897)              (550,421)            (4,126,199)

Other income (expense):
   Interest income                                                                      2,065                 31,220
   Interest expense                                         (1,717,936)            (1,935,685)            (2,395,038)
   Gain on sale of investments                                                        420,534
   Other                                                                                                      39,247
                                                          ----------------------------------------------------------
                                                            (1,717,936)            (1,513,086)            (2,324,571)
                                                          ----------------------------------------------------------

Loss from continuing operations before
   income taxes                                             (2,790,833)            (2,063,507)            (6,450,770)

Income taxes (benefit) provision                              (769,328)              (903,986)             7,993,424
                                                          ----------------------------------------------------------

Loss from continuing operations                             (2,021,505)            (1,159,521)           (14,444,194)

Discontinued operations:

   Income from discontinued operations, less
      income taxes of $194,269                                                                               292,132
   Gain on sale of discontinued operations, less
     income taxes of $25,434 in 1998 and
     $6,398,995 in 1997                                                                38,151              5,056,555
                                                          ----------------------------------------------------------
   Income from discontinued operations                                                 38,151              5,348,687

   Extraordinary gain on forgiveness of
     subordinated notes, less income taxes of
     $517,038                                                                       4,835,802
                                                          ----------------------------------------------------------

Net income (loss)                                         $ (2,021,505)          $  3,714,432           $ (9,095,507)
                                                          ==========================================================


Weighted average shares outstanding                          5,565,253              5,565,256              5,565,272
                                                          ==========================================================

Basic and diluted income (loss) per share:
   Continuing operations                                  $       (.36)          $       (.21)          $      (2.60)
   Discontinued operations                                                                .01                    .96
   Extraordinary income                                                                   .87
                                                          ----------------------------------------------------------

                                                          $       (.36)          $        .67           $      (1.64)
                                                          ==========================================================


See accompanying notes.

                         Connectivity Technologies Inc.

                 Consolidated Statements of Stockholders' Equity


                                                        COMMON STOCK          ADDITIONAL                        TREASURY STOCK
                                                   ---------------------       PAID-IN         ACCUMULATED     -----------------
                                                     SHARES      AMOUNT        CAPITAL           DEFICIT       SHARES     AMOUNT
                                                   ---------------------------------------------------------------------------------

Balance at January 1, 1997                         5,771,926    $230,877    $ 109,336,792    $ (96,540,362)    206,601   $(8,264)

   Net loss                                                                                     (9,095,507)
   Unrealized gain on marketable securities,
   less income taxes of $411,001
   Comprehensive income (loss)
   Shares repurchased and retired                        (69)         (3)            (548)

                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1997                       5,771,857     230,874      109,336,244     (105,635,869)    206,601    (8,264)

   Net income                                                                                    3,714,432
   Reclassification adjustment on realized
     Gain on sale of marketable securities,
     Less income taxes of $411,001

   Comprehensive income

                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1998                       5,771,857     230,874      109,336,244     (101,921,437)    206,601    (8,264)

   Net loss                                                                                     (2,021,505)



   Other                                                              (7)          (1,485)
                                                   ---------------------------------------------------------------------------------

Balance at December 31, 1999                       5,771,857    $230,867    $ 109,334,759    $(103,942,942)    206,601   $(8,264)
                                                   =================================================================================



                                                     UNREALIZED GAIN  ACCUMULATED OTHER      TOTAL
                                                      ON MARKETABLE     COMPREHENSIVE    STOCKHOLDERS'
                                                       SECURITIES          INCOME           EQUITY
                                                   ---------------------------------------------------

Balance at January 1, 1997                                                             $13,019,043

   Net loss                                                                             (9,095,507)
   Unrealized gain on marketable securities,
   less income taxes of $411,001                       $ 618,045         $ 618,045         618,045
   Comprehensive income (loss)                                                          (8,477,462)
   Shares repurchased and retired                                                             (551)

                                                   -----------------------------------------------
Balance at December 31, 1997                             618,045           618,045       4,541,030

   Net income                                                                            3,714,432
   Reclassification adjustment on realized
     Gain on sale of marketable securities,             (618,045)         (618,045)       (618,045)
     Less income taxes of $411,001
                                                                                       -----------
   Comprehensive income                                                                  3,096,387

                                                   -----------------------------------------------
Balance at December 31, 1998                                                             7,637,417

   Net loss                                                                             (2,021,505)



   Other                                                                                    (1,492)
                                                   -----------------------------------------------

Balance at December 31, 1999                           $      --         $    --       $ 5,614,420
                                                   ===============================================


See accompanying notes.

                         Connectivity Technologies Inc.

                      Consolidated Statements of Cash Flows

                                                                                 Year ended December 31
                                                                   1999                   1998                   1997
                                                              -----------------------------------------------------------

OPERATING ACTIVITIES
Loss from continuing operations (excluding                    $ (2,021,505)          $ (1,159,521)          $(14,444,194)
   extraordinary gain of $4,835,802 in 1998)
Adjustments to reconcile loss from continuing
   operations to cash provided by (used for)
   operating activities:
     Depreciation and amortization                               1,626,480              1,644,280              1,703,230
     Debt issuance costs                                                                                         458,311
     Gain on sale of investments                                                         (420,534)
     Deferred income taxes                                                                556,883              9,488,583
     Noncash interest expense                                                             260,440
     Changes in assets and liabilities:
       Accounts receivable                                      (1,297,187)             2,391,578             (3,386,801)
       Refundable income taxes, net                                286,733               (286,733)
       Inventories                                                 713,685                (72,108)              (173,865)
       Prepaid expenses and other assets                           (10,259)               101,916                115,611
       Trade accounts payable                                      984,818             (2,364,558)               733,303
       Accrued liabilities and income taxes                        313,008             (5,869,607)              (211,620)
                                                              ----------------------------------------------------------
Net cash provided by (used for) continuing
   operations                                                      595,773             (5,217,964)            (5,717,442)

Income from discontinued operations                                                        38,151                292,132
Adjustments to reconcile income from discontinued
   operations to cash provided by (used for) operating
   activities
     Depreciation and amortization                                                                               118,496
     Changes in assets and liabilities:
       Accounts receivable                                                                                    (2,846,593)
       Inventories                                                                                               123,357
       Prepaid expenses and other assets                                                                         (39,689)
       Trade accounts payable                                                                                  1,889,502
       Accrued liabilities and income taxes                                               (38,151)             1,361,417
       Other                                                                                                     (12,280)
                                                              ----------------------------------------------------------
                                                                                          (38,151)               594,210
                                                              ----------------------------------------------------------
Net cash provided by (used for) discontinued
   operations                                                           --                     --                886,342
                                                              ----------------------------------------------------------

Net cash provided by (used for) operating activities               595,773             (5,217,964)            (4,831,100)

INVESTING ACTIVITIES
Proceeds from disposal of discontinued operations,
   net of transaction costs                                                                                   25,460,698
Purchases of property, plant and equipment                        (214,267)            (1,084,743)            (2,031,040)
Purchases of property, plant and equipment by
   discontinued operations                                                                                      (224,246)
Purchases of marketable securities                                                                            (1,779,059)
Proceeds from sale of investments                                                       2,518,500              2,671,034


                                                              ----------------------------------------------------------
Net cash provided by (used for) investing activities              (214,267)             1,433,757             24,097,387

                         Connectivity Technologies Inc.

                                                                                 Year ended December 31
                                                                   1999                   1998                   1997
                                                              ----------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from borrowings                                      $ 30,881,325           $  8,228,828           $ 13,405,000
Repayment of  borrowings                                       (31,717,834)            (4,416,660)           (32,655,000)
Proceeds from forgiveness of subordinated notes                                           325,000
Other                                                                                                               (551)


                                                              ----------------------------------------------------------

Net cash provided by (used for) financing activities              (836,509)             4,137,168            (19,250,551)
                                                              ----------------------------------------------------------

Net increase (decrease) in cash                                   (455,003)               352,961                 15,736

Cash at beginning of year                                          598,804                245,843                230,107
                                                              ----------------------------------------------------------

Cash at end of year                                           $    143,801           $    598,804           $    245,843
                                                              ==========================================================

SUPPLEMENTAL CASH FLOW INFORMATION DURING THE YEAR FOR:
    Income taxes, paid                                        $          0           $  2,907,000           $    225,000
                                                              ==========================================================
    Interest, paid                                            $  1,626,000           $  1,563,000           $  2,935,000
                                                              ==========================================================
    Income tax refunds                                        $  1,208,000                -0-                     -0-
                                                              ==========================================================


See accompanying notes.

                         Connectivity Technologies Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


1. BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

Connectivity Technologies Inc. (CTI, or the Company) owns approximately 97.8 % of the outstanding common stock of Connectivity Products Incorporated (CPI). The primary business of CPI is the manufacture and assembly of wire and cable products. Principal manufacturing markets include security, factory automation, signal and sound. CTI has no operations other than those carried out by CPI.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CTI and its subsidiary, CPI. All significant intercompany accounts have been eliminated in consolidation.

GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1999, the Company had negative working capital, was in default of its loan agreement (see Note 10) and experienced recurring losses from continuing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to resolve these matters presently include the divestiture by the Company of its stock in CPI via a merger with Rome Group, Inc. (Rome) (see
Note 3). If the merger with Rome is successfully consummated, the outstanding debt obligation of CPI is expected to be satisfied in full and the Company is expected to record a loss on disposal in the range of $15 million to $19 million before the effect of any income taxes. Such loss is not reflected in the accompanying consolidated financial statements. In the event the CPI merger with Rome cannot be consummated, management intends to continue its efforts to divest its CPI subsidiary or some or all of its operating assets, continue enhancing operations and consider seeking alternative sources of financing, as necessary.

                         Connectivity Technologies Inc.

1. BASIS OF PRESENTATION (CONTINUED)

GOING CONCERN MATTERS (CONTINUED)

There can be no assurance that management will be successful in its efforts to consummate a merger transaction with Rome. A prior Letter of Intent with Rome terminated without consummation. Similarly, should the Company not succeed in its CPI merger plans there can be no assurance that alternative financing will be available at commercially feasible rates, or at all. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

                         Connectivity Technologies Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As described in Note 1, there is substantial doubt about the Company's ability to continue as a going concern. The Company has undertaken a number of initiatives to alleviate the doubt and there can be no assurance that the Company will be able to successfully carry out these initiatives. Depending on the ultimate outcome of these initiatives, the Company could be required to record an impairment charge pertaining to goodwill.

The Company amortizes its intangible assets over their estimated useful lives, principally 25 years.

RECOVERABILITY OF LONG-LIVED ASSETS, INCLUDING GOODWILL

The Company currently evaluates the recoverability of its long-lived assets, including goodwill, for impairment on a "held for use" basis. The projected undiscounted operating cash flows attributable to these assets are sufficient to recover the Company's long-lived assets, including goodwill. Accordingly, no impairment charge has been recorded.

When and if the Company enters into a definitive purchase and sale agreement to sell CPI, the Company would then evaluate the recoverability of its long-lived assets, including goodwill, using a "held for disposal" methodology. Should a definitive purchase and sale agreement be executed that includes the terms currently included in the non-binding Letter of Intent with Rome (see Note 3), the Company would be required to record a loss on disposal, a component of which would be an impairment charge approximately equal to the total carrying value of its long-lived assets, including goodwill.


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

The Company has a supply agreement with Anicom. Pursuant to this agreement, Anicom agreed to purchase a specified amount of wire and cable products manufactured by the Company through July 11, 2002. Approximately 34%, 34% and 17% of the Company's net sales for the years ended December 31, 1999, 1998 and 1997, respectively, were from sales to Anicom. Approximately 44%, 29% and 28% of the

                         Connectivity Technologies Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK (CONTINUED)

Company's trade accounts receivable at December 31, 1999, 1998 and 1997, respectively, represented amounts due from Anicom.

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

EARNINGS PER SHARE

The Company reports earnings per share (EPS) in accordance with the provisions of FASB Statement No. 128, Earnings per Share (FAS 128). In accordance with FAS 128, the Company has excluded the dilutive effects of options and warrants from its EPS calculations because it has incurred a loss from continuing operations for all periods presented in the accompanying consolidated financial statements.

PENDING ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes the application of generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000, the SEC issued an amendment to SAB 101 (SAB 101A) delaying the effective date for certain companies. The Company will adopt SAB 101 in the second quarter of fiscal 2000 and is presently analyzing what impact, if any, SAB 101 will have on the financial position or results of operations of the Company.

RECLASSIFICATIONS

Certain amounts reported in prior years have been reclassified to conform to 1999 presentation.

                         Connectivity Technologies Inc.

3. ANTICIPATED DIVESTITURE OF CPI SUBSIDIARY

In November 1999, the Company signed a non-binding Letter of Intent to divest its entire interest in CPI to Rome. Under the Letter of Intent, the Company is expected to receive consideration of approximately $2 million. Coincident with the divestiture, Rome will discharge CPI's obligations to its lenders for consideration of approximately $15 million. The lenders have tentatively agreed that this repayment is satisfactory.

The $2 million consideration to the Company will be comprised of a subordinated promissory note from Rome in the principal amount of $1.75 million and a cash payment of $250,000 from CPI. To the extent CPI is unable to fund the cash payment, Rome would be required to fund the balance of the cash payment. In such event, Rome would be entitled to be reimbursed from one half of any tax refunds received by CPI for the tax year 1999.

The proceeds realizable by the Company under the Letter of Intent are substantially less than proceeds anticipated pursuant to a prior unconsummated Letter of Intent with Rome.

The transaction is subject to conditions, including Rome's completion of its due diligence investigation to its satisfaction, the negotiation and execution of a mutually acceptable agreement with the remaining stockholder to divest his interest in CPI to Rome, Rome's obtaining financing terms and conditions satisfactory to Rome and the consent of CPI's lenders.

However, no assurances can be given that a merger will be consummated or that CPI's lenders will continue to agree to waivers of CPI's non-compliance with the financial covenants in its credit agreement (see Note 10) or to any modifications of the terms or the agreement as may be necessary to permit CPI to meet its ongoing obligations.

Should the transaction be consummated in its current form, the Company is expected to record a loss on disposal in the range of $15 million to $19 million before the effect of any income taxes. Such loss is not reflected in the accompanying consolidated financial statements. There can be no assurances that the Company will be successful in its efforts to divest its stock in its CPI subsidiary. A disposition of the CPI subsidiary would eliminate virtually all operating activities and assets of the Company.

                         Connectivity Technologies Inc.

4. DISCONTINUED OPERATIONS

Effective June 30, 1997, CPI sold substantially all of the assets and liabilities of EEC to Anicom for consideration consisting of cash of $27 million and 190,476 shares of Anicom common stock, valued at $2 million. Under the terms of the sale agreement, the Anicom stock was held in escrow until July 11, 1998.

EEC represented a separate line of business and, accordingly, its results of operations have been reported, net of applicable income taxes, as discontinued operations for all periods presented. The Company allocated interest expense of approximately $283,000 in determining income from discontinued operations for the year ended December 31, 1997. Interest expense was allocated based on the proportionate share of EEC's net assets to the total net assets and consolidated debt of the Company.

Summarized financial information for EEC is as follows:

                                                                                1997
                                                                             -----------
                                                                             (Unaudited)

 Net sales                                                                   $34,631,928
 Income, net of income taxes                                                     292,132


5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 1999 and 1998:

                                                                                  1999                1998
                                                                             --------------------------------

Machinery and equipment                                                      $  8,653,276        $  8,520,726
Office equipment                                                                  638,648             589,366
Leasehold improvements                                                            481,328             462,386
Transportation equipment                                                           22,979              22,979
                                                                             --------------------------------
                                                                                9,796,231           9,595,457
Less accumulated depreciation and amortization                                 (3,830,123)         (2,645,656)
                                                                             --------------------------------

                                                                             $  5,966,108        $  6,949,801
                                                                             ================================

                         Connectivity Technologies Inc.

5. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Depreciation expense approximated $1,158,000, $1,188,000 and $1,175,000 (including approximately $118,000 in 1997 related to discontinued operations) for the years ended December 31, 1999, 1998 and 1997, respectively.

6. INVENTORIES

Inventory consists of the following at December 31, 1999 and 1998:

                                                                                1999                1998
                                                                             ------------------------------

Raw materials                                                                $2,878,577          $3,211,631
Work-in-process                                                                 669,588             686,124
Finished goods                                                                  941,173           1,305,268
                                                                             ------------------------------

                                                                             $4,489,338          $5,203,023
                                                                             ==============================

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at December 31, 1999 and 1998:

                                                                                  1999               1998
                                                                               ------------------------------

Goodwill                                                                       $10,713,000        $10,713,000
Non compete covenant                                                                                  150,000
                                                                               ------------------------------
                                                                                10,713,000         10,863,000
Less accumulated amortization                                                   (1,535,475)        (1,256,955)
                                                                               ------------------------------

                                                                               $ 9,177,525        $ 9,606,045
                                                                               ==============================

8. LEASES

CTI leases its facilities and certain manufacturing equipment, vehicles and office equipment under various operating leases which expire on various dates through 2004. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

                         Connectivity Technologies Inc.

8. LEASES (CONTINUED)

Future minimum commitments under operating leases with non-cancelable terms of one or more years are as follows at December 31, 1999:

2000                                                                                      $  704,036
2001                                                                                         683,554
2002                                                                                         572,443
2003                                                                                         278,810
2004                                                                                         116,542
                                                                                          ----------

                                                                                          $2,355,385
                                                                                          ==========

Rent expense approximated $704,000, $883,000 and $1,200,000 (including approximately $403,000 in 1997 related to discontinued operations) for the years ended December 31, 1999, 1998 and 1997, respectively.

9. DEBT, IN DEFAULT

LOAN PAYABLE TO BANK, in DEFAULT

At December 31, 1998, the Company was negotiating with its lenders regarding possible terms and conditions of a new loan facility or an extension of the Forbearance Agreement which expired on November 30, 1998. On April 27, 1999, CPI consummated a $16.5 million revolving credit agreement ("the 1999 Revolver") whereunder borrowings under the credit agreement existing at December 31, 1998 became amounts outstanding under the 1999 Revolver. The 1999 Revolver matured on January 31, 2000. Borrowings under the 1999 Revolver: 1) accrue interest at the bank's base rate plus 200 basis points (the bank's base rate was 8.5% at December 31, 1999); 2) are secured by substantially all assets of CPI and further secured by the Company's interest in the stock of CPI and; 3) cannot exceed an amount that is calculated by reference to specified percentages of eligible accounts receivable, inventory, and equipment. During 1999, the maximum amount of borrowings under the 1999 Revolver amounted to $16.5 million. The 1999 Revolver contains a lockbox arrangement and a subjective acceleration clause. Under the lockbox arrangement, a lockbox controlled by the bank is used to process all of the Company's cash receipts. From the lockbox account, the bank applies the amounts against the outstanding debt.

The 1999 Revolver also contains covenants restricting the amount of capital expenditures and requiring, among other things, the attainment of monthly minimum earnings and cash flow related thresholds and monthly reductions of principal outstanding under the 1999 Revolver.

During the period April, 1999 to September, 1999, the Company was required to make minimum principal reductions on the amount outstanding under the credit agreement amounting to $500,000. Subsequent to September, 1999, the Company is not required to make any additional principal reductions on the amount outstanding under the credit agreement.

                         Connectivity Technologies Inc.

9. DEBT, IN DEFAULT (CONTINUED)

LOAN PAYABLE TO BANK, in DEFAULT (CONTINUED)

The Company was not in compliance with the minimum earnings covenant as of December 31, 1999. Outstanding amounts at December 31, 1999 and 1998 were classified as a current liability since the revolver contained the lockbox arrangement and the subjective acceleration clause and the Company was in violation of certain loan covenant violations.

Subsequent to December 31, 1999, the Company successfully negotiated an extension of the 1999 Revolver through May 31, 2000 under the existing terms. Further, the lenders waived the non-compliance with the monthly earnings covenant at December 31, 1999.

Although the lenders are currently forbearing from enforcing their rights under the credit agreement, the lenders have the right to proceed against the Company's assets at any time and no assurance can be given that the lenders will continue to forbear.

SUBORDINATED NOTES PAYABLE, in DEFAULT

Subordinated notes payable were issued as part of the Company's acquisition of CPI. The notes bear interest at the rate of 10% per annum, payable quarterly. The Company has made no interest payments on the subordinated notes since December 31, 1997. Under the terms of the notes, principal becomes payable on May 31, 2003. The Company entered into agreements with certain of the noteholders in 1998 pursuant to which the Company's obligations for principal amounting to $4,767,400 and accrued interest of $260,440 were canceled. This cancellation resulted in an extraordinary gain of $4,835,802, net of provision for income taxes of $517,038 at December 31, 1998. In connection with consummating the 1999 Revolver, the remaining subordinated noteholder agreed not to require any payments of either principal or interest under the note until the earlier of such time as the 1999 Revolver is repaid, or May 2002.

DEFERRED DEBT ISSUANCE COSTS

During 1997, the Company expensed the unamortized value of the deferred debt issuance costs (approximately $460,000) associated with the then existing revolving credit and term loan facility.

                         Connectivity Technologies Inc.

10. INCOME TAXES

The income taxes provisions (benefit) consist of the following:

CONTINUING OPERATIONS                                  1999                  1998                  1997
                                                   -------------------------------------------------------
Current:
  Federal                                          $  (769,328)          $(1,168,742)          $(1,210,916)
  State                                                                     (292,127)             (284,243)
                                                   -------------------------------------------------------
                                                      (769,328)           (1,460,869)           (1,495,159)

Deferred:
  Federal                                                                    474,062             9,488,583
  State                                                                       82,821
                                                   -------------------------------------------------------
                                                                             556,883             9,488,583
                                                   -------------------------------------------------------

Total income taxes--continuing operations          $  (769,328)          $  (903,986)          $ 7,993,424
                                                   =======================================================

DISCONTINUED OPERATIONS
Current:
  Federal                                                                $   19,711            $ 3,574,116
  State                                                                       5,723              1,386,098
                                                                         ---------------------------------
                                                                             25,434              4,960,214

Deferred:
  Federal                                                                        --              1,633,050
  State                                                                          --                     --

                                                                         ---------------------------------
                                                                                 --              1,633,050
                                                                         ---------------------------------

Total income taxes--discontinued operations                              $   25,434            $ 6,593,264
                                                                         =================================

EXTRAORDINARY GAIN
Current:
   Federal                                                               $  181,120
   State                                                                    481,800
                                                                         ----------
                                                                            662,920

Deferred:
   Federal                                                                 (145,882)
   State                                                                         --
                                                                         ----------
                                                                           (145,882)
                                                                         ----------

Total income taxes--extraordinary gain                                   $  517,038
                                                                         ==========

                         Connectivity Technologies Inc.

10. INCOME TAXES (CONTINUED)

Deferred tax liabilities and assets represent the tax effect of temporary differences attributable to the following at December 31, 1999 and 1998:

                                                            1999                   1998
                                                       -----------------------------------
  Deferred tax liabilities:
    Depreciation                                       $ (1,049,026)          $   (969,965)
    Unrealized gains on marketable securities
                                                       -----------------------------------
  Total deferred tax liabilities                         (1,049,026)              (969,965)

  Deferred tax assets:
    Accounts receivable valuation allowance                 216,007                123,628
    Inventory valuation                                     179,146                140,523
    Accrued expenses                                        203,065                269,058
    State income taxes                                      101,314                101,314
    Net operating loss carryforwards                     22,416,671             25,756,343
    Tax credit carryforwards                                 20,844              1,410,747
                                                       -----------------------------------
  Total deferred tax assets                              23,137,047             27,801,613
  Valuation allowance                                   (22,088,021)           (26,831,648)
                                                       -----------------------------------

  Net deferred tax assets                                 1,049,026                969,965
                                                       -----------------------------------

  Net deferred tax balance                             $         --           $         --
                                                       ===================================

Management is unable to conclude it is more likely than not the Company will realize its net deferred tax assets. The valuation allowance was decreased by approximately $4.7 million in 1999, due primarily to the expiration of net operating losses and tax credit carryforwards which reduced the gross deferred tax assets.

                         Connectivity Technologies Inc.

10. INCOME TAXES (CONTINUED)

A reconciliation of the income tax provision (benefit) for continuing operations to the amount computed using the federal statutory tax rate consists of the following:

                                                         1999                  1998                  1997
                                                     -------------------------------------------------------
Loss from continuing operations before
   income taxes                                      $(2,790,833)          $(2,063,507)          $(6,450,770)

Tax benefit at statutory rate of 34%                 $  (948,883)          $  (701,592)          $(2,193,262)
State income tax, net of federal benefit                   2,058               (77,267)             (316,436)
Effect of permanent differences
  (principally goodwill)                                 132,968               121,469               148,257
Change in valuation allowance                            (13,871)             (255,004)           10,493,807
Other                                                     58,400                 8,408              (138,942)
                                                     -------------------------------------------------------

Income tax provision (benefit)                       $  (769,328)          $  (903,986)          $ 7,993,424
                                                     =======================================================

At December 31, 1999, the Company has available approximately $66 million of net operating loss carryforwards for federal tax purposes. Except as described below, these carryforwards may be used to offset future taxes on income, if any, and expire through 2018 as follows: 2000--$14.1 million; 2001--$16.6 million; 2002--$19.1 million; 2003--$8.5 million; 2004--none; thereafter--$8.1 million.

Should an ownership change of the Company occur, as defined under section 382 of the Internal Revenue Code (IRC), the Company could lose the ability to utilize some or all of these net operating loss carryforwards and tax credit carryforwards. The Company has determined that an ownership change has not occurred through December 31, 1999.

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

                         Connectivity Technologies Inc.

11. STOCKHOLDERS' EQUITY

OPTIONS

The Company's stock incentive plans allow for the issuance of options to officers, directors, employees and consultants of CTI for the purchase of up to 1,275,000 shares of common stock. All options granted have an exercise price equal to or more than 100 percent of the fair market value of the Company's common stock at the date of grant and vest over 2 to 5 years. Options for 525,411 shares are exercisable at December 31, 1999. The weighted average exercise price of the options is $2.71. Options for 8,767 shares were exercisable at December 31, 1998, and no options were exercisable at the end of 1997. Options granted expire 10 years after the date of the grant and the weighted average life of options outstanding at December 31, 1999 is 8.29 years. The Board of Directors may also issue nonqualified stock options with the exercise price and terms determined at the date of the grant.

The following is a summary of stock option activity:

                                             1999                               1998                                1997
                                 ----------------------------        ----------------------------         -------------------------
                                                     WEIGHTED                           WEIGHTED                          WEIGHTED
                                  NUMBER OF          AVERAGE         NUMBER OF          AVERAGE           NUMBER OF       AVERAGE
                                   OPTIONS           EXERCISE         OPTIONS           EXERCISE           OPTIONS        EXERCISE
                                                      PRICE                              PRICE                             PRICE
                                 ----------------------------        ----------------------------         ------------------------

Outstanding--beginning
   of year                       1,140,482           $   3.54          861,007           $   5.05          787,898        $   6.79
Granted                                 --                 --          644,500               2.46          345,062            3.67
Exercised                               --                 --               --                 --               --              --
Forfeited or canceled             (324,375)              5.61         (365,025)              5.15         (271,953)           8.32
                                 ----------------------------        ----------------------------         ------------------------
Outstanding--end of
   year                            816,107           $   2.74        1,140,482           $   3.54          861,007        $   5.05
                                 ============================        ============================         ========================

                         Connectivity Technologies Inc.

11. STOCKHOLDERS' EQUITY (CONTINUED)

OPTIONS (CONTINUED)

                                                                   RANGE OF EXERCISE PRICES
                                                              ----------------------------------
                                                              $1.13 - $4.25               $8.38
                                                              ----------------------------------

OPTIONS OUTSTANDING:
Number outstanding at December 31, 1999                           812,107                  4,000
Weighted average remaining contractual
 life (years)                                                         8.3                    6.9
Weighted average exercise price                                  $   2.71                 $ 8.38

At December 31, 1999, 422,158 options were available for issuance under the Company's stock incentive plans.

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

WARRANTS

The Company has issued to certain current and former members of its Board of Directors, officers and consultants to the Company, warrants to purchase shares of its common stock. The exercise price of the warrants is equal to the fair value of Company's common stock at the date of the grant. No warrants are exercisable at December 31, 1998 and 1999. Warrants granted expire 10 years after the date of grant and the weighted average contractual life of the warrants outstanding at December 31, 1999 is 5.9 years. A summary of activities related to the warrants follows:

                         Connectivity Technologies Inc.

11. STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS (CONTINUED)

                                                 1999                         1998                         1997
                                        ----------------------       ----------------------      ------------------------
                                                      WEIGHTED                     WEIGHTED                      WEIGHTED
                                        NUMBER OF     AVERAGE        NUMBER OF     AVERAGE       NUMBER OF       AVERAGE
                                         OPTIONS      EXERCISE        OPTIONS      EXERCISE       OPTIONS        EXERCISE
                                                       PRICE                        PRICE                         PRICE
                                         ---------------------        ---------------------        ----------------------

Outstanding--beginning of year           401,250      $   4.25        451,250      $   4.17        451,250       $   4.17
Granted                                       --            --             --            --             --             --
Exercised                                     --            --             --            --             --             --
Canceled                                                              (50,000)         3.54
                                         ---------------------        ---------------------        ----------------------

Outstanding--end of year                 401,250      $   4.25        401,250      $   4.25        451,250       $   4.17
                                         =====================        =====================        ======================
Price range per share of
   outstanding warrants                          $3.54 - $8.12                $3.54 - $8.12                 $3.54 - $8.12
                                                 =============                =============                 =============

FAS 123 DISCLOSURES

As required by FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), the Company has estimated the weighted average fair values per share of options and warrants granted, during the years ended December 31, 1998 and 1997 to be $0.94 and $2.25, respectively. There were no options or warrants granted during the year ended December 31, 1999. The fair values of options and warrants granted were estimated using the Black-Scholes model with the following assumptions:

                                                       1998                1997
                                                  ----------------------------------

Expected life (years)                                     8                   8
Expected stock price volatility                          73%                 50%
Risk-free interest rate                                6.89%               6.06%

The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

                         Connectivity Technologies Inc.

11.  STOCKHOLDERS' EQUITY (CONTINUED)

FAS 123 DISCLOSURES (CONTINUED)

Had compensation expense for the Company's stock-based plans been accounted for using the fair value method prescribed by FAS 123, net loss and net loss per share would have been as follows:

                                                   1999                    1998                   1997
                                               -----------------------------------------------------------

Pro forma net income (loss)                    $(2,116,905)             $3,480,861           $(10,021,911)
Pro forma net income (loss) per share          $     (0.38)             $     0.63           $      (1.80)

The effects of applying FAS 123 in the above pro forma disclosures are not indicative of future pro forma disclosures.

COMMON STOCK RESERVED

At December 31, 1999, the Company has reserved 1,062,500 shares of common stock for issuance upon the exercise of all outstanding options authorized but unexercised under the Company's stock option plans.

PUT AND CALL OPTIONS

The remaining stockholder of CPI (Stockholder) holds an option to require the Company to purchase (put) his remaining common stock of CPI. Further, the Company holds an option to purchase (call) the remaining outstanding stock. The put and call purchase price is based on a formula which is tied to the market value of the Company's common stock on May 31, 1996 (the date at which the Company acquired CPI). These options are exercisable on November 30, 2000, May 31, 2001 and November 30, 2001 in an amount at each option date equal to one-third of the outstanding stock (on a cumulative basis). There are limitations on the Stockholder's ability to sell his common stock. At December 31, 1999 and 1998, the value of these options is not material.

                         Connectivity Technologies Inc.

12. EMPLOYMENT AGREEMENT

The Company had an employment agreement with one of the stockholders of CPI which expired in 1999 and has not been renewed. Under the terms of the agreement, the stockholder was paid a base salary of $175,000 per year plus an annual bonus (subject to a maximum amount equal to the base salary) based on earnings criteria specified in the agreement. A bonus of $175,000 was accrued for the year ended December 31, 1998. No bonuses were earned in 1999 or in prior years. All pay and benefits under the agreements shall cease upon voluntary termination or termination for cause. The employment agreement called for salary and benefit continuation in the event that the individual is unable to perform his duties by reason of illness or incapacity.

13. RELATED-PARTY TRANSACTIONS

The Company incurred approximately $20,000 and $503,000 for legal services rendered in 1998 and 1997, respectively, by a law firm from which one of its partners was a director of CTI.

Through 1997, the Company rented office space from and made certain support personnel payments to Hudson River, a stockholder of CTI on a month-to-month basis. Total payments were $144,732 in 1997.

During 1997, the Company purchased equipment for $105,000 from two of its employees.

In July 1997, as a bonus for assisting the Company dispose of its EEC division, the Board of Directors voted to forgive the debt of two employees. Total forgiveness of debt, including imputed interest, amounted to approximately $760,000 and was expensed against the gain from the sale of EEC (see Note 4).

Albert M. Zlotnick, a former shareholder of the Company, was retained as a consultant for a period of two years ending December 1, 1997, at a rate of $15,000 per month.

14. CONTINGENCIES

The Company has not complied with certain technical requirements pertaining to its employee benefit plans. The Company is implementing remedial actions to come into full compliance with laws and regulations governing such employee benefit plans. In connection with bringing the plans into compliance, the Company will incur professional fees and likely be assessed fines and penalties. The aggregate of professional fees and fines and penalties is estimated to range from $40,000 to $350,000. In this connection the Company has accrued the low end of this range, $40,000, because there is no estimate within the aforementioned range that is a better estimate.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, such proceedings will not, individually or in the aggregate, have a material adverse impact on the Company's financial position.

                         Connectivity Technologies Inc.

15. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan which covers substantially all employees of the Company. The Company may make discretionary contributions to the plan. Employees may voluntarily contribute up to 15% of their compensation as allowable under section 401(k) of the Internal Revenue Code of 1974. The Company made discretionary contributions of approximately $37,000, $30,000 and $35,000 to the plan for the years ended December 31, 1999, 1998 and 1997, respectively.

16. FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, Accounts Receivable, Accounts Payable: The carrying amounts reported in the balance sheet approximate fair value.

Loan Payable to Bank: The carrying amount reported in the balance sheet approximates fair value. However, as discussed in Note 3, the lenders have tentatively agreed to discharge CPI's obligations for repayment of $15 million in the event the Company consummates the divestiture of CPI to Rome.

Subordinated Note: It is not practicable to estimate the fair value of the subordinated note because comparable market information is not available.

                         Connectivity Technologies Inc.

17. SEGMENT INFORMATION

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

The divisions use the same accounting policies as those described in Note 2, "Summary of Significant Accounting Policies". Interdivision sales consist principally of product sales from the BSCC division to the EEA division. Such sales carry the same markup as sales to external customers. Interdivision sales include sales of approximately $6,442,000 to discontinued operations for the year ended December 31, 1997.

The BSCC division's sales to Anicom in 1999 were $10,698,000 or 34% of the division's sales, $11,583,000 or 34% in 1998, and $7,215,000 or 20% in 1997.

Following is a presentation of selected financial information for each division and the corporate headquarters for the years ended December 31, 1999, 1998 and 1997.

                         Connectivity Technologies Inc.

17. SEGMENT INFORMATION (CONTINUED)

                                               BSCC
                                             Division        EEA Division        Corporate        Eliminations        Consolidation
                                           -----------------------------------------------------------------------------------------
Year ended December 31, 1999
    Sales to external customer             $ 29,359,468      $ 12,949,029                                             $ 42,308,497
    Interdivision sales                       2,152,654                                          $ (2,152,654)

    Interest expense                          1,153,011             1,272      $    563,653                              1,717,936
    Depreciation and amortization             1,044,570           113,390           468,520                              1,626,480
    Income (loss) from continuing
    operations before income taxes           (1,266,145)          966,978        (2,457,666)          (34,000)(1)       (2,790,833)
    Total assets                             15,910,572         7,876,672        11,103,992        (6,834,083)(2)       28,057,153
    Acquisition of property, plant and
    equipment                                   178,917            35,350                                                  214,267

Year ended December 31, 1998
    Sales to external customer               32,487,494        12,679,805                                               45,167,299
    Interdivision sales                       1,753,596                                            (1,753,596)
    Interest income                                                                   2,065                                  2,065
    Interest expense                          1,121,316             2,671           811,698                              1,935,685
    Depreciation and amortization             1,061,152           114,608           468,520                              1,644,280
    Income (loss) from continuing
    operations before income taxes             (772,240)        1,331,938        (2,689,093)           65,888(1)        (2,063,507)
    Total assets                             16,582,440         6,984,362        10,194,945        (4,144,406)(2)       29,617,341
    Acquisition of property, plant and
    equipment                                   923,150           161,593                                                1,084,743

Year ended December 31, 1997
    Sales to external customer               27,447,486        14,260,502                                               41,707,988
    Interdivision sales                       8,444,120           172,440                          (8,616,560)
    Interest income                                                                  31,220                                 31,220
    Interest expense                            799,143            58,918         1,536,977                              2,395,038
    Depreciation and amortization               970,275            73,272           659,683                              1,703,230
    Income (loss) from continuing
    operations before income taxes           (2,832,775)        1,633,962        (4,975,732)         (276,225)(1)       (6,450,770)
    Total assets                             16,711,160         6,718,189        13,534,648        (1,878,415)(2)       35,085,582
    Acquisition of property, plant and
    equipment                                 1,818,272           212,768                                                2,031,040


--------
(1) Effect of change in intercompany profit in inventory
(2) Elimination of intercompany receivables and profit in inventory

                         Connectivity Technologies Inc.

18. VALUATION AND QUALIFYING ACCOUNTS

                                                           Additions
                                       Balance at          Charged to     Deductions
                                      Beginning of           Income      (principally                    Balance at
Description                               Year             Statement      write-offs)       Other        End of Year
-----------                           -------------------------------------------------------------------------------

Accounts Receivable Reserves and Allowances - Continuing Operations:

Year ended December 31, 1997             $ 56,667           $361,962      $ (97,629)                      $321,000
Year ended December 31, 1998             $321,000           $123,891      $(135,355)                      $309,536
Year ended December 31, 1999             $309,536           $275,779      $ (44,486)                      $540,829

Accounts Receivable Reserves and Allowances - Discontinued Operations:


Year ended December 31, 1997             $677,756           $  1,164      $ (29,465)    $(649,455)(1)     $      0


--------------------------------------
(1) Reflects the sale of EEC effective June 30, 1997